Form 10-Q
period 1996-12-31
VIVID TECHNOLOGIES INC
filed 1997-02-14
CIK 1023813

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  DECEMBER 31, 1996
                                -----------------

                                      or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number:       0-28946
                              -------

                           Vivid Technologies, Inc.
                           ------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                            04-3054475
                --------                            ----------
      (State of incorporation)       (I.R.S. Employer Identification No.)

                10E Commerce Way, Woburn, Massachusetts  01801
                ----------------------------------------------
             (Address of principal executive offices)  (Zip Code)

                                (617) 938-7800
                                --------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes ___  No  X
                                                                             ---

As of February 1, 1997, 9,181,470 shares of the registrant's Common Stock, $.01 par value, were issued and outstanding.

                   VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                    Page
                                                                    ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Balance Sheets
            December 31, 1996 and September 30, 1996..........       3

            Consolidated Statements of Operations
            Three Months Ended December 31, 1996
            and 1995..........................................       4

            Consolidated Statements of Cash Flows
            Three Months Ended December 31, 1996
            and 1995..........................................       5

            Notes to Consolidated Financial Statements........       6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............       9

PART II - OTHER INFORMATION...................................      13

SIGNATURES....................................................      15

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS
                                                 December 31,     September 30,
                                                    1996              1996
                                                    ----              ----
CURRENT ASSETS:
Cash and cash equivalents  ....................    $16,728,974    $1,661,724
Accounts receivable  ..........................      4,427,158     3,720,478
Inventories ...................................      5,961,953     4,741,658
Deferred tax asset  ...........................        181,000       181,000
Other current assets ..........................        671,414       444,902
                                                   -----------    ----------
  Total current assets  .......................     27,970,499    10,749,762
                                                   -----------    ----------
PROPERTY AND EQUIPMENT, at cost:
Machinery and equipment  ......................      1,762,708     1,681,659
Furniture and fixtures   ......................         60,187        58,855
Leasehold improvements ........................        144,826       143,776
Equipment under capital leases.................        198,580       198,580
                                                   -----------    ----------
                                                     2,166,301     2,082,870
Less- accumulated depreciation and amortization.     1,206,930     1,097,717
                                                   -----------    ----------
                                                       959,371       985,153
                                                   -----------    ----------
Other assets, net .............................        102,577       228,077
                                                   -----------    ----------
                                                   $29,032,447   $11,962,992
                                                   ===========    ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  December 31,    September 30,
                                                     1996             1996
                                                     ----             ----
CURRENT LIABILITIES:
Obligation under capital leases  ..............   $     7,634     $    36,888
Accounts payable  .............................     2,246,612       1,493,874
Accrued expenses  .............................     2,770,314       3,432,914
Currently redeemable series A preferred stock..           ---       2,343,750
Currently redeemable series C preferred stock..           ---       3,436,900
Customer deposits .............................     1,446,369       1,042,085
                                                  -----------      ----------
  Total current liabilities ...................     6,470,929      11,786,411
                                                  ===========      ==========
Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY:
Convertible preferred stock, $.01 par value--
Series B--
 Authorized-- 250,000 shares, Issued and
 outstanding-- no shares and 250,000 shares,
 respectively .................................          ---            2,500
Series D--
 Authorized--254,585 shares,  Issued and
 outstanding--no shares and 254,585 shares,
 respectively .................................          ---            2,546
Common stock, $.01 par value-
 Authorized - 30,000,000 shares,  Issued and
 outstanding - 8,880,870 and 1,740,520 shares,
 respectively .................................        88,809          17,405
Capital in excess of par value  ...............    22,108,658         594,279
Retained earnings (deficit) ...................       364,051        (440,149)
                                                  -----------      ----------
  Total stockholders' equity ..................    22,561,518         176,581
                                                  -----------      ----------
                                                  $29,032,447     $11,962,992
                                                  ===========      ==========

      The accompanying notes are an integral part of these consolidated financial statements.

                   VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                   Three Months Ended
                                                   ------------------
                                                      December 31,
                                                   1996        1995
                                                   ----        ----
Revenues.....................................  $ 5,865,536  $ 3,017,347
Cost of revenues.............................    2,527,529    1,259,149
                                               -----------  -----------
     Gross margin............................    3,338,007    1,758,198

Operating expenses:
Research and development.....................      974,936      788,712
Selling and marketing........................      606,505      284,660
General and administrative...................      479,035      341,645
Litigation expenses..........................      125,000       61,013
                                               -----------  -----------

     Total operating expenses................    2,185,476    1,476,030
                                               -----------  -----------

Income from operations.......................    1,152,531      282,168

Interest income, net.........................       67,471       18,196
                                               -----------  -----------

Income before provision for income taxes.....    1,220,002      300,364
Provision for income taxes...................      415,802          ---
                                               -----------  -----------

     Net income..............................  $   804,200  $   300,364
                                               ===========  ===========
NET INCOME PER COMMON AND
COMMON EQUIVALENT SHARE......................  $       .10  $       .04
                                               ===========  ===========
WEIGHTED AVERAGE NUMBER
OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING................    8,377,776    7,271,837
                                               ===========  ===========

      The accompanying notes are an integral part of these consolidated financial statements.

                   VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Three Months Ended
                                                        ------------------
                                                           December 31,
                                                          1996     1995
                                                          ----     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.....................................        $804,200     $300,364
 Adjustments to reconcile net income to net cash
  used in operating activities-
 Depreciation and amortization..................         110,154       69,641
 Changes in assets and liabilities-
   Accounts receivable.........................         (706,680)    (191,870)
   Inventories.................................       (1,220,295)    (363,975)
   Other current assets........................         (226,512)     (85,144)
   Accounts payable............................          752,738      217,903
   Accrued expenses............................         (662,599)     (85,750)
   Customer deposits...........................          404,284           --
                                                     -----------   ----------
     Net cash used in operating activities.....         (744,710)    (138,831)
                                                     -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment, net.......         (83,431)    (210,743)
 Decrease in other assets.......................         124,558           --
                                                     -----------   ----------
     Net cash provided by (used in)
       investing activities....................           41,127     (210,743)
                                                     -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from initial public offering......      21,554,088           --
 Proceeds from exercise of stock options........          26,650        1,270
 Redemption of preferred stock..................      (5,780,650)          --
 Payments on capital lease obligations..........         (29,255)     (38,333)
                                                     -----------   ----------
     Net cash provided by financing activities.       15,770,833      (37,063)
                                                     -----------   ----------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS...............................       15,067,250     (386,637)
CASH AND CASH EQUIVALENTS, beginning of period.        1,661,724    2,561,912
                                                     -----------   ----------
CASH AND CASH EQUIVALENTS, end of period.......      $16,728,974   $2,175,275
                                                     ===========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for -
   Interest....................................      $     1,545   $    3,313
                                                     ===========   ==========
   Income taxes................................      $   415,802   $       --
                                                     ===========   ==========

      The accompanying notes are an integral part of these consolidated financial statements.

                   VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  BASIS OF PRESENTATION

     The consolidated financial statements of Vivid Technologies, Inc. (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1996, included in the Company's Form S-1 Registration Statement (File No: 333-14311) as filed with the Securities and Exchange Commission.

     The consolidated balance sheet as of December 31, 1996, the consolidated statements of income for the three months ended December 31, 1996 and 1995, and the consolidated statements of cash flows for the three months ended December 31, 1996 and 1995, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1997.

(2)  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

     The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value, and are classified as held-to-maturity, and accordingly does not record gains or losses based on market fluctuations. At December 31, 1996 and September 30, 1996, substantially all of the Company's cash equivalents were invested in a pooled fund managed by the Company's bank, which invests primarily in U.S. Government fixed income securities. The Company has deemed these securities as held-to-maturities.

(3)    INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                December 31,  September 30,
                                                    1996          1996
                                                    ----          ----
Raw materials...................................  $4,207,761     $3,336,696
Work-in-process.................................   1,247,436        858,983
Finished goods..................................     506,756        545,979
                                                  ----------     ----------
                                                  $5,961,953     $4,741,658
                                                  ==========     ==========

     Finished goods consist of material, labor and manufacturing overhead.


(4)  SIGNIFICANT CUSTOMER AND CONCENTRATION OF CREDIT RISK

     In the three months ended December 31, 1996 and 1995, the Company had one customer who comprised 64% and 84% of revenues, respectively. This customer had amounts due to the Company of approximately $2,199,000 at December 31, 1996, all of which were within the payment terms of the sales.

(5)  PATENT LITIGATION

     In October 1994, EG&G Astrophysics Research Corporation ("EG&G") filed a patent infringement claim against the Company in the United States District Court for the District of Massachusetts, alleging that certain of the Company's products infringed a patent held by EG&G. EG&G sought damages and expenses from the Company and sought to enjoin the Company from selling products that allegedly infringed the EG&G patent. In December 1994, the Company filed an answer denying any infringement and counterclaims seeking to invalidate the EG&G patent and alleging that EG&G infringed three patents owned or licensed by the Company. On November 6, 1996, the Company and EG&G entered into a Settlement Agreement relating to this litigation.


     In May 1996, in response to allegations made by American Science & Engineering ("AS&E") to third parties that the Company was infringing AS&E's patents, the Company filed an action in the United States District Court for the District of Massachusetts seeking a declaratory judgment that the Company is not infringing AS&E's patents. In August 1996, AS&E filed an answer and counterclaim alleging that the Company is infringing one or more of eight AS&E patents. In October 1996, the court dismissed AS&E's infringement counterclaim, but allowed AS&E to raise more specific infringement counterclaims upon asserting factual support for such claims. In December 1996, AS&E filed a motion for leave to file an amended counterclaim asserting that the Company was violating one AS&E patent. In February 1997, the court dismissed AS&E's motion, but again allowed AS&E to raise more specific infringement counterclaims AS&E's asserting factual support for such claims. Although the Company does not believe that it is infringing any valid patent of AS&E, there can be no assurance that AS&E will not raise more specific infringement counterclaims. Currently, management does not believe that it is probable that this litigation will have a material adverse effect on the Company's business and financial condition; however, there can be no assurance that this will be the case.

6) INITIAL PUBLIC OFFERING

     A registration statement relating to the Company's initial public offering of common stock was declared effective on December 10, 1996. In connection with this offering 2,300,000 shares of common stock were sold to the public (including 300,000 shares sold pursuant to an over-allotment option exercised by the underwriters in January 1997). All shares were sold by the Company at a price of $12.00 per share which resulted in net proceeds (after deducting issuance costs including underwriters commission) of approximately $21,500,000. In December 1996, the Company used $5.8 million of the net proceeds to redeem all of its outstanding shares of non-convertible redeemable Series A preferred stock and Series C preferred stock. In connection with the Company's initial public offering, all of its Series B preferred stock and Series D preferred stock was converted into an aggregate of 5,045,850 shares of common stock.

7)  RECENT ACCOUNTING PRONOUNCEMENTS

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation," which becomes effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes new financial accounting and reporting standards for stock-based compensation plans. However, entities are allowed to elect whether to measure compensation expense for stock-based compensation under SFAS No. 123 or Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to remain with the accounting under APB No. 25 and will make the required pro forma disclosures of net income and earnings per share as if the provisions of SFAS No. 123 had been applied in its September 30, 1997 financial statements. The potential impact of adopting this standard on the Company's pro forma disclosures of net income and earnings per share has not been quantified at this time.

(8)  COMMON STOCK

     During the first quarter of fiscal 1997, the Company granted options to purchase 126,500 shares of common stock at exercise prices ranging from $9.50 to $12.50 per share which vest over a period of five years.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                   VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

     The Company's results of operations have and may continue to be subject to significant quarterly fluctuation due to several factions, including the overall demand for explosives detection systems, market acceptance of the Company's products, timing of the announcement, introduction and delivery of new products and product enhancements by the Company and its competitors, variations in component costs, timing of customer orders, adjustments of delivery schedules to accommodate customers programs, the availability of components from suppliers, the timing and level of expenditures in anticipation of future sales, and pricing and other competitive conditions. Customers may also cancel or reschedule shipments and production difficulties could delay shipments. Relatively few system sales to relatively few customers comprise a significant portion of the Company's revenues in each quarter. Therefore, small variations in the number of systems sold could have a significant effect on the Company's results of operations.

Results of Operations

     Revenues. Revenues for the first quarter of fiscal 1997 increased 94% to $5,865,536 from $3,017,347 for the first quarter of fiscal 1996. This increase was primarily due to the increase in the total number of product shipments to Europe as well as the initial shipments to Kuala Lumpur International Airport in Malaysia, partially offset by lower average selling prices of the Company's products.

     In the three months ended December 31, 1996 and 1995, sales to one customer accounted approximately 64% and 84% of revenues, respectively. This customer is scheduled to complete the deployment of check baggage explosive detection systems by the end of 1997. As a result, the Company expects that its revenues from this customer will become increasingly dependent upon sales of upgrades, replacement equipment and services. New orders from the customer will decrease during fiscal 1997 and revenues from this customer will decrease during the second half of fiscal 1997. The Company recently received orders to purchase an aggregate of approximately 50 automated explosives detection systems from Kuala Lumpur International Airport and Chek Lap Kok Airport in Hong Kong. The Company began delivery of the initial shipments to Kuala Lumpur International Airport in the first quarter of fiscal 1997 and expects that it will deliver the remainder of these orders over the next four fiscal quarters. In addition, the Company received repeat orders from France and Spain during the first fiscal quarter of 1997.

     In the first three months of fiscal 1997, 100% of product revenues were generated internationally, approximately 70% in Europe, and 30% in Asia. In the three months of fiscal 1996, 100% of revenues were generated in Europe.

     Gross Margin. Gross margin decreased as a percentage of sales to 57% in the current quarter from 58% in the first quarter of fiscal 1996. This decrease was primarily attributable to the change in a Company's product mix, lower average selling prices and the elimination of revenues associated with the Company's FAA grant which were partially offset by manufacturing efficiencies and, during a portion of the first quarter of fiscal 1997, the reduction in the royalty rate, as a percentage of sales, due to Hologic, Inc. from 5% to 3%.

     Research and Development Expenses. Research and development expenses increased 24% to $974,963 (17% of revenues) in the current quarter from $788,712 (26% of revenues) in the first quarter of fiscal 1996. The increase in research and development expenses was primarily due to the addition of engineering personnel and outside consultants working on the development of new products and enhancements to existing products. As a percentage of revenues, research and development expenses declined in the current year, reflecting increased revenues in the first quarter of fiscal 1997.

     Selling and Marketing Expenses. Selling and marketing expenses increased 113% to $606,505 (10% of revenues) in the current quarter from $284,660 (9% of revenues) in the first quarter of fiscal 1996. The increase in selling and marketing expenses was primarily due to an increase in sales and support personnel, consulting services, trade show costs, and an increase in commissions principally due to a shift in sales to Asia.

     General and Administrative Expenses. General and administrative expenses increased 40% to $479,035 (8% of revenues) in the current quarter from $341,645 (11% of revenues) in the first quarter of fiscal 1996. The increase in general and administrative expenses was primarily due to increased headcount and other payroll-related expenditures.

     Litigation Expenses. The Company incurred $125,000 and $61,000 of litigation expenses in the first quarter of fiscal 1997 and 1996, respectively, primarily, in connection with the Company's patent litigation with EG&G. On November 6, 1996, the Company entered into an agreement with EG&G to settle this litigation. The litigation expenses in fiscal 1997 also include expenses incurred in connection with the Company's litigation with AS&E. In October 1996, the court dismissed AS&E's infringement counterclaims, but allowed AS&E to raise more specific counterclaims upon AS&E asserting factual support for such claims. In December 1996, AS&E filed a motion for leave to file an amended counterclaim asserting that the Company is violating one AS&E patent. In February 1997, the court dismissed AS&E's motion, but again allowed AS&E to raise more specific infringement counterclaims upon AS&E's asserting factual support for such claims. Currently, management does not believe that it is probable that this litigation will have a material adverse effect on the Company's business and financial condition; however, there can be no assurance that this will be the case.

     Interest Income. The Company recognized net interest income of $67,471 in the current quarter compared to $18,196 in the first quarter of fiscal 1996. The increase was primarily due to interest income earned from the investment of the net proceeds of the initial public offering received in mid-December 1996.

     Provision for Income Taxes. The Company's effective tax rate for the first three months of fiscal 1997 was 34.1%. The Company's effective tax rate is lower than the federal and state statutory tax rates due primarily to the utilization of tax credits and other tax benefits associated the Company's foreign sales corporation. The Company had no tax provision in fiscal 1996 due to the recognition of a deferred tax asset that management believed was more likely than not to be utilized.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations and capital expenditures primarily through internally generated cash flow, proceeds from the sale of securities and the availability of a working capital line of credit. At December 31, 1996, the Company had working capital of $21.5 million including $16.7 million in cash and cash equivalents. The Company also has a $3.0 million bank line of credit which expires on February 28, 1997. At December 31, 1996, the Company had no amounts outstanding under this line of credit. The Company expects to renew its bank line of credit and is currently discussing with the bank the possibility of increasing the amount available under the renewed line.

     During the first fiscal quarter of 1997, the Company's net cash used in operating activities was approximately $700,000. During that period, $1.2 million and $700,000 increases in inventory and accounts receivable, respectively, and a $700,000 decrease in accrued expenses, were partially offset by net income and non-cash depreciation and amortization expenses totaling $900,000 and an increase in accounts payable and customer deposits of $800,000 and $400,000 respectively. At December 31, 1996, one of the Company's customers had accounts receivable outstanding of approximately $2.2 million, which were current within their payment terms. The increase in accounts receivable and inventories in the first quarter of fiscal 1997 reflects the Company's increased sales activity including its expansion into the Asia/Pacific region.

     The Company's capital expenditures during the first quarter of fiscal 1997 were $83,000. While the Company does not have any significant commitments for capital expenditures, the Company anticipates that it will continue to purchase equipment to support its anticipated growth.

     During the first quarter of fiscal 1997, net cash provided by financing activities was $15.8 million. Net cash provided by financing activities in the first quarter of fiscal 1997 was primarily attributable to the receipt of net proceeds of approximately $21.5 million from the initial public offering of the Company's common stock. The Company used approximately $5.8 million of the net proceeds of the offering to redeem all of its outstanding shares of non-convertible redeemable preferred stock.

     The Company does not currently have any significant capital commitments and believes that existing sources of liquidity, including the net proceeds of its initial public offering, funds expected to be generated from operations and its line of credit will provide adequate cash to fund the Company's anticipated working capital and other cash needs through at least the next twelve months. However, for a brief discussion of the factors that could adversely affect the Company's financial position and results of operations, see the opening paragraph of Item 2 above.

RECENT ACCOUNTING PRONOUNCEMENTS

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation," which becomes effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes new financial accounting and reporting standards for stock-based compensation plans. However, entities are allowed to elect whether to measure compensation expense for stock-based compensation under SFAS No. 123 or Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to remain with the accounting under APB No. 25 and will make the required pro forma disclosures of net income and earnings per share as if the provisions of SFAS No. 123 had been applied in its September 30, 1997 financial statements. The potential impact of adopting this standard on the Company's pro forma disclosures of net income and earnings per share has not been quantified at this time.

                          PART II - OTHER INFORMATION

                   VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES


Item 1.   Legal Proceedings.


          Patent Litigation. In October 1994, EG&G Astrophysics Research Corporation ("EG&G") filed a patent infringement claim against the Company in the United States District Court for the District of Massachusetts, alleging that certain of the Company's products infringed a patent held by EG&G. EG&G sought damages and expenses from the Company and sought to enjoin the Company from selling products that allegedly infringed the EG&G patent. In December 1994, the Company filed an answer denying any infringement and counterclaims seeking to invalidate the EG&G patent and alleging that EG&G infringed three patents owned or licensed by the Company. On November 6, 1996, the Company and EG&G entered into a Settlement Agreement relating to this litigation.

     In May 1996, in response to allegations made by American Science & Engineering ("AS&E") to third parties that the Company was infringing AS&E's patents, the Company filed an action in the United States District Court for the District of Massachusetts seeking a declaratory judgment that the Company is not infringing As&E's patents. In August 1996, AS&E filed an answer and counterclaim alleging that the Company is not infringing one or more of eight AS&E patents. In October 1996, the court dismissed AS&E's infringement counterclaim, but allowed AS&E to raise more specific infringement counterclaims upon asserting factual support for such claims. In December 1996, AS&E filed a motion for leave to file an amended counterclaim asserting that the Company was violating one AS&E patent. In February 1997, the court dismissed AS&E's motion, but again allowed AS&E to raise more specific infringement counterclaims upon AS&E's asserting factual support for such claims. Although the Company does not believe that it is infringing any valid patent of AS&E, there can be no assurance that AS&E will not raise more specific infringement counterclaims. Currently, management does not believe that it is probable that this litigation will have a material adverse effect on the Company's business and financial condition; however, there can be no assurance that this will be the case.



Item 2.   Changes in Securities.

     From October 1, 1996 through December 31, 1996, options to purchase a total of 94,500 shares of Common Stock, granted under the Registrant's 1989 Combination Stock Option Plan were exercised at prices ranging from $0.10 to $1.00 per share at an aggregate price of $26,650. The issuance of these securities was exempt from registration pursuant to Rule 701 promulgated under
Section 3(b) of the Securities Act of 1933.


Item 3.  Defaults Upon Senior Securities.

               None.

Item 4.  Submission of Matters to a Vote of Security-Holders.

               None.

Item 5.  Other Information.

               None.

Item 6.  Exhibits and Reports on Form 8-K.

               (a)  Exhibits furnished:

                         (11)  Statement Re:  Computation of Earnings Per Share.
                         (27)  Financial Data Schedule.

               (b)  Reports on Form 8-K.

                         None.

                   VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             Vivid Technologies, Inc.
                                             (Registrant)



February 14, 1997                       /s/  S. David Ellenbogen
-----------------                       ------------------------
Date                                    S. David Ellenbogen
                                        Chief Executive Officer and President


February 14, 1997                       /s/  William J. Frain
-----------------                       ---------------------
Date                                    William J. Frain
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial and Chief
                                        Accounting Officer)