Form 10-Q
period 1997-03-31
VIVID TECHNOLOGIES INC
filed 1997-05-14
CIK 1023813

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997

                              or

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number:  0-28946

                   Vivid Technologies, Inc.
    (Exact name of registrant as specified in its charter)

             Delaware                              04-3054475
     (State of incorporation)           (I.R.S. Employer Identification No.)

10E Commerce Way, Woburn, Massachusetts              01801
(Address of principal executive offices)          (Zip Code)

                        (617) 938-7800
     (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X   No  ___


As of  May 1, 1997, 9,299,734 shares of the registrant's Common
Stock, $.01 par value, were issued and outstanding.

           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

                             INDEX





                                                        Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets
          March 31, 1997 and September 30, 1996            3

          Consolidated Statements of Operations
          Three and Six Months Ended March 31, 1997
          and 1996                                         4

          Consolidated Statements of Cash Flows
          Six Months Ended March 31, 1997
          and 1996                                         5

          Notes to Consolidated Financial Statements       6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations               9


PART II - OTHER INFORMATION                               14


SIGNATURES                                                16


                PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements


           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)
                            ASSETS
                                        March 31,          September 30,
                                            1997                   1996
   CURRENT ASSETS:
    Cash and cash equivalents        $21,321,866            $ 1,661,724
    Accounts receivable                3,562,338              3,720,478
    Inventories                        6,221,934              4,741,658
    Deferred tax asset                   261,000                181,000
    Other current assets                 783,417                444,902
       Total current assets           32,150,555             10,749,762

   PROPERTY AND EQUIPMENT, at cost:
    Machinery and equipment            1,917,308              1,681,659
    Furniture and fixtures                76,065                 58,855
    Leasehold improvements               160,934                143,776
    Equipment under capital leases       198,580                198,580
                                       2,352,887              2,082,870
    Less- Accumulated depreciation
    and amortization                   1,309,479              1,097,717
                                       1,043,408                985,153
    Other assets, net                    102,403                228,077
                                     $33,296,366            $11,962,992

             LIABILITIES AND STOCKHOLDERS' EQUITY

                                        March 31,          September 30,
                                            1997                   1996
   CURRENT LIABILITIES:
    Obligation under capital leases  $     4,916            $    36,888
    Accounts payable                   1,710,885              1,493,874
    Accrued expenses                   2,371,999              3,432,914
    Currently redeemable series A
    preferred stock                           --              2,343,750
    Currently redeemable series C
    preferred stock                           --              3,436,900
    Customer deposits                  1,963,716              1,042,085
       Total current liabilities       6,051,516             11,786,411

   STOCKHOLDERS' EQUITY:
   Convertible preferred stock,
   $.01 par value--
    Series B--
     Authorized--no shares and 250,000
     shares, respectively
     Issued and outstanding--no shares
     and 250,000 shares, respectively         --                  2,500
    Series D--
     Authorized--no shares and 254,585
     shares, respectively
     Issued and outstanding--no shares
     and 254,585 shares, respectively         --                  2,546
   Common stock, $.01 par value-
     Authorized - 30,000,000 shares
     Issued and outstanding -
     9,283,334 and 1,740,520 shares,
     respectively                         92,833                 17,405
    Capital in excess of par value    25,479,794                594,279
    Retained earnings (deficit)        1,672,223               (440,149)
       Total stockholders' equity     27,244,850                176,581
                                     $33,296,366            $11,962,992


     The accompanying notes are an integral part of these consolidated financial statements.



           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)


                                Three Months Ended         Six Months Ended
                                      March 31,                 March 31,
                                  1997        1996          1997        1996

 Revenues                   $7,758,137  $3,224,656   $13,623,673  $6,242,003
 Cost of revenues            3,159,728   1,398,264     5,687,257   2,657,413
       Gross margin          4,598,409   1,826,392     7,936,416   3,584,590

 Operating expenses:
 Research and development    1,178,777     798,658     2,153,713   1,587,370
 Selling and marketing         928,842     268,683     1,535,347     553,343
 General and administrative    736,040     363,857     1,215,075     705,502
 Litigation expenses           145,000      61,000       270,000     122,013

       Total operating
       expenses              2,988,659   1,492,198     5,174,135   2,968,228



Income from operations       1,609,750     334,194     2,762,281     616,362

Interest income, net           250,823       6,330       318,294      24,526

Income before provision
for income taxes             1,860,573     340,524     3,080,575     640,888
Provision for income taxes     552,401          --       968,203          --

       Net income           $1,308,172  $  340,524   $ 2,112,372  $  640,888

NET INCOME PER COMMON AND
COMMON EQUIVALENT SHARE         $  .13      $  .05        $  .23      $  .09

WEIGHTED AVERAGE NUMBER
OF COMMON AND COMMON
EQUIVALENT SHARES
OUTSTANDING                 10,333,866   7,276,841     9,355,821   7,274,339




  The accompanying notes are an integral part of these consolidated financial statements.



           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                   Six Months Ended
                                                        March 31,
                                                   1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                $ 2,112,372    $  640,888
  Adjustments to reconcile net income
  to net cash used in
  operating activities-
     Depreciation and amortization              215,530       171,959
     Changes in assets and liabilities-
      Accounts receivable                       158,140      (813,258)
      Inventories                            (1,480,276)     (523,625)
      Deferred tax asset                        (80,000)           --
      Other current assets                     (338,515)     (245,011)
      Accounts payable                          217,011        87,960
      Accrued expenses                       (1,060,915)     (135,431)
      Customer deposits                         921,631            --
       Net cash provided by (used in)
       operating activities                     664,978      (816,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net     (270,017)     (289,551)
  Decrease (increase) in other assets           121,906       (66,403)
       Net cash used in investing activities   (148,111)     (355,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of common stock     24,887,512            --
  Proceeds from exercise of stock
   purchase warrants                             32,960            --
  Proceeds from exercise of stock options        35,425         2,194
  Redemption of series A and series C
   preferred stock                           (5,780,650)           --
  Borrowings on line of credit                       --     1,900,000
  Payments on capital lease obligations         (31,972)      (90,531)
     Net cash provided by financing
     activities                              19,143,275     1,811,663

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                           19,660,142       639,191
CASH AND CASH EQUIVALENTS,
beginning of period                           1,661,724     2,561,912
CASH AND CASH EQUIVALENTS,
end of period                               $21,321,866    $3,201,103

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for -
     Interest                               $     1,765    $    9,219
     Income tax                             $   570,000    $  108,000
Supplemental disclosure on non-cash
investing and financing activities
     Assets acquired under capital leases   $        --    $  190,679
     Conversion of Series B and Series D
      preferred stock                       $     5,046    $       --
     Cashless exercise of stock
      purchase warrants                     $       545    $       --


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

      The consolidated balance sheet as of March 31, 1997, the consolidated statements of operations for the three months and six months ended March 31, 1997 and 1996, and the consolidated statements of cash flows for the six months ended March 31, 1997 and 1996, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

      The  results of operations for the six months ended March
31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1997.


(2)  Cash and Cash Equivalents

      The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

      The  Company accounts for investments in accordance  with
Statement  of  Financial Accounting Standards (SFAS)  No.  115,
Accounting   for  Certain  Investments  in  Debt   and   Equity
Securities.   Under  SFAS No. 115, investments  for  which  the
Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value, and are classified as held-to-maturity, and accordingly the Company does not record gains or losses based on market fluctuations. At September 30, 1996 the Company had no held-to-
maturity  investments.   At March 31,  1997  these  investments
consisted of a certificate of deposit. Investments purchased to be held for indefinite periods of time, and not intended to be held until maturity, are classified as available-for-sale. At September 30, 1996 and March 31, 1997, these investments consist of a pooled fund, managed by a bank, which invests primarily in United States Government fixed-income securities. At March 31, 1997 these investments also included amounts invested in corporate bonds. These investments are included in cash equivalents and reported at cost, which approximates fair market value.


(3)  Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                     March 31,   September 30,
                                         1997            1996

Raw materials                      $3,389,937      $3,336,696
Work-in-process                     1,890,569         858,983
Finished goods                        941,428         545,979
                                   $6,221,934      $4,741,658


       Finished   goods   consist  of   material,   labor   and
manufacturing overhead.


(4)  Significant Customer and Concentration of Credit Risk

      In the six months ended March 31, 1997 and 1996, the Company had one customer who comprised 58% and 59% of revenues, respectively. This customer had amounts due to the Company of approximately $1,918,000 and $3,505,000 at March 31, 1997 and
September 30, 1996, respectively.


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

      In May 1996, in response to allegations made by American Science & Engineering ("AS&E") to third parties that the
Company was infringing AS&E's patents, the Company filed an action in the United States District Court for the District of Massachusetts seeking a declaratory judgment that the Company is not infringing AS&E's patents. In August 1996, AS&E filed an answer and counterclaim alleging that the Company is infringing one or more of eight AS&E patents. In October 1996, the court dismissed AS&E's infringement counterclaim, but allowed AS&E to raise more specific infringement counterclaims upon asserting factual support for such claims. In December 1996, AS&E filed a motion for leave to file an amended counterclaim asserting that the Company was violating one AS&E patent. In February 1997, the court dismissed AS&E's motion, but again allowed AS&E to raise more specific infringement counterclaims upon AS&E's asserting factual support for such claims. In February 1997, AS&E filed a further memorandum in support of its motion for leave to file an amended counterclaim. In April 1997, the Court denied AS&E's motion and dismissed its counterclaim without granting leave to file an amended counterclaim.


(6)  Initial Public Offering

     A registration statement relating to the Company's initial public offering of common stock was declared effective on December 10, 1996. In connection with this offering, 2,300,000 shares of common stock were sold to the public (including 300,000 shares sold pursuant to an over-allotment option exercised by the underwriters in January 1997). All shares were sold by the Company at a price of $12.00 per share which resulted in net proceeds (after deducting issuance costs including underwriters commission) of approximately $24,900,000. In December 1996, the Company used $5.8 million of the net proceeds to redeem all of its outstanding shares of non-convertible mandatorily redeemable Series A preferred stock and Series C preferred stock. In connection with the Company's initial public offering, all of its Series B preferred stock and Series D preferred stock was converted into an aggregate of 5,045,850 shares of common stock.


(7)  Recent Accounting Pronouncements

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation," which becomes effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes new financial accounting and reporting standards for stock-based compensation plans. However, entities are allowed to elect whether to measure compensation expense for stock-based compensation under SFAS No. 123 or Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to remain with the accounting under APB No. 25 and will make the required pro forma disclosures of net income and earnings per share as if the provisions of SFAS No. 123 had been applied in its September 30, 1997 financial statements. The potential impact of adopting this standard on the Company's pro forma disclosures of net income and earnings per share has not been quantified at this time.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share" which establishes new standards for calculating and presenting earnings per share. The standard is effective for financial statements for periods ending after December 15, 1997, with earlier application not permitted. The Company will adopt this new standard in its 1998 financial statements, which will require the reporting of diluted earnings per share and basic earnings per share.

     Basic and diluted earnings per share using this standard would have been $0.14 and $0.13, respectively, for the three months ended March 31, 1997, and $0.19 and $0.05, respectively, for the three months ended March 31, 1996. Basic and diluted earnings per share using this standard would have been $0.65 and $0.23, respectively, for the six months ended March 31, 1997, and $0.35 and $0.09, respectively, for the six months ended March 31, 1996. For the periods prior to the Company's initial public offering on December 10, 1996, the Series B and Series D convertible preferred stock are included in diluted earnings per share. For the periods subsequent to the Company's initial public offering the Series B and Series D convertible preferred stock are included in both basic and diluted earnings per share.


(8)  Common Stock

     During the first six months of fiscal 1997, the Company granted options to purchase 251,500 shares of common stock at exercise prices ranging from $9.50 to $16.25 per share which vest over a period of five years.



          PART I - FINANCIAL INFORMATION (Continued)


Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

      The Company's results of operations have and may continue to be subject to significant quarterly fluctuation due to several factors, including the overall demand for explosives detection systems, market acceptance of the Company's products, timing of the announcement, introduction and delivery of new products and product enhancements by the Company and its competitors, variations in component costs, timing of customer orders, adjustments of delivery schedules to accommodate customers programs, the availability of components from suppliers, the timing and level of expenditures in anticipation of future sales, and pricing and other competitive conditions. Customers may also cancel or reschedule shipments and production difficulties could delay shipments. Relatively few system sales to relatively few customers comprise a significant portion of the Company's revenues in each quarter. Therefore, small variations in the number of systems sold could have a significant effect on the Company's results of operations.


Results of Operations

      Revenues. Revenues for the second quarter of fiscal 1997 increased 141% to $7,758,137 from $3,224,656 for the second quarter of fiscal 1996. Revenues for the current six month period increased 118% to $13,623,673 from $6,242,003 for the first six months of fiscal 1996. This increase in revenues was the result of an increase in product sales which was partially offset by a decrease in FAA development grants. The increase in product sales was primarily attributable to the total number of product shipments to Europe as well as the initial shipments to Kuala Lumpur International Airport in Malaysia, partially offset by lower average selling prices of the Company's products.

      In the six months ended March 31, 1997 and 1996, sales to one customer accounted approximately 58% and 59% of revenues, respectively. This customer is scheduled to complete the deployment of checked baggage explosive detection systems by the end of 1997. As a result, the Company expects that its revenues from this customer will decrease and will become increasingly dependent upon sales of upgrades, replacement equipment and services. In the first six months of fiscal 1997, the Company received major orders to purchase an aggregate of approximately 60 automated explosives detection systems, including orders from Kuala Lumpur International Airport and Chek Lap Kok Airport in Hong Kong, and a repeat order from France (Service Technique des Bases Aeriennes). The Company has shipped 14 of the 26 systems included in the Kuala Lumpur order and expects that it will deliver the remainder of these orders over the next three fiscal quarters.

      In the first six months of fiscal 1997, 100% of product revenues were generated internationally, approximately 70% in Europe, and 30% in Asia. In the first six months of fiscal
1996, 100% of product revenues were generated in Europe.

     Gross Margin. Gross margin increased as a percentage of sales to 59% in the current quarter from 57% in the second quarter of fiscal 1996. For the first six months of fiscal 1997, gross margin increased as a percentage of sales to 58% from 57% for the first six months of fiscal 1996. The increase in gross margin in fiscal 1997 was primarily attributable to the decrease, commencing in the second quarter, in royalties due to Hologic, Inc. for the exclusive license of certain patents and technology from 5% to 3%, and decreased costs attributable to improved manufacturing efficiencies recognized in the current quarter. These decreases were partially offset by a reduction in revenues associated with the Company's FAA grant and lower average selling prices.

       Research and Development Expenses. Research and development expenses increased 48% to $1,178,777 (15% of revenues) in the current quarter from $798,658 (25% of revenues) in the second quarter of fiscal 1996. For the current six month period, research and development expenses increased 36% to $2,153,713 (16% of revenues) from $1,587,370
(25% of revenues) for the first six months of fiscal 1996. The increase in research and development expenses in fiscal 1997 was primarily due to the addition of engineering personnel and outside consultants working on the development of new products and enhancements to existing products, including enhancements to the APS system for carry-on baggage and the VIS-M (Matrix configuration). As a percentage of revenues, research and development expenses declined in the current year, reflecting increased revenues in the first six months of fiscal 1997.

      Selling and Marketing Expenses. Selling and marketing expenses increased 246% to $928,842 (12% of revenues) in the current quarter from $268,683 (8% of revenues) in the second quarter of fiscal 1996. For the current six month period, selling and marketing expenses increased 177% to $1,535,347 (11% of revenues) from $553,343 (9% of revenues) for the first six months of fiscal 1996. The increase in selling and marketing expenses in fiscal 1997 was primarily due to additional sales and support personnel, including expansion of operations in Europe and establishing operations and support staff in the Asia/Pacific region in the current quarter, the payment of commissions on sales in the Asia/Pacific region, and to a lesser extent an increase in advertising, consulting, trade shows and related travel costs. The Company anticipates that it will continue to expand its selling and marketing efforts in the remainder of fiscal 1997.

       General and Administrative Expenses. General and administrative expenses increased 102% to $736,040 (9% of revenues) in the current quarter from $363,857 (11% of revenues) in the second quarter of fiscal 1996. For the current six month period, general and administrative expenses increased 72% to $1,215,075 (9% of revenues) from $705,502 (11%
of revenues) for the first six months of fiscal 1996. The increase in general and administrative expenses in fiscal 1997 was primarily attributable to an increase in personnel and related costs as well as additional overhead costs related to the Company's move to a new facility in March 1996, to support its increased sales. The Company anticipates that it will continue to increase its general and administrative costs in the remainder of fiscal 1997.

      Litigation Expenses. The Company incurred $145,000 and $61,000 of litigation expenses in the second quarter of fiscal 1997 and 1996, respectively, primarily in connection with the Company's patent litigation. Litigation expense for the first six months of fiscal 1997 and 1996 was $270,000 and $122,013, respectively. On November 6, 1996, the Company entered into an agreement with EG&G to settle EG&G's patent infringement claim against the Company. The litigation expenses in fiscal 1997 also include expenses incurred in connection with the Company's litigation with AS&E. In October 1996, the court dismissed AS&E's infringement counterclaims, but allowed AS&E to raise more specific counterclaims upon AS&E asserting factual support for such claims. In December 1996, AS&E filed a motion for leave to file an amended counterclaim asserting that the Company is violating one AS&E patent. The court subsequently dismissed AS&E's motion, but again allowed AS&E to raise more specific infringement counterclaims upon AS&E's asserting factual support for such claims. In February 1997, AS&E filed a further memorandum in support of its motion for leave to file an amended counterclaim. In April 1997, the Court denied AS&E's motion and dismissed its counterclaim without granting leave to file an amended counterclaim.

     As  a  result  of the Company's settlement  with  EG&G  in
November,  and  the  recent  court rulings  against  AS&E,  the
Company   expects  litigation  expenses  to  decline  for   the
remainder of fiscal 1997.

      Interest Income. The Company recognized net interest income of $250,823 in the current quarter compared to $6,330 in the second quarter of fiscal 1996. Net interest income increased to $318,294 in the current six month period from $24,526 in the comparable period in fiscal 1996. The increase in fiscal 1997 was primarily attributable to higher average cash balances resulting from the receipt of net proceeds from the Company's initial public offering.

      Provision for Income Taxes. The Company's effective tax rate for the first six months of fiscal 1997 was 31% compared to no provision for income taxes in the corresponding period in fiscal 1996. The provision for income taxes in fiscal 1996 was a result of the Company's recognition of a deferred tax asset. This reduction reflects management's determination, in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 109, that it is more likely than not that this deferred tax asset will be utilized. If the Company had not recognized this deferred tax asset, the Company's effective tax rate in the first six months of fiscal 1996 would have been 16%. The Company expects that its effective tax rate will be slightly lower than the statutory tax rates primarily due to the use of tax credits and the tax benefits associated with the Company's foreign sales corporation.


Liquidity and Capital Resources

       The Company has funded its operations and capital expenditures primarily through internally generated cash flow, proceeds from the sale of securities and the availability of a working capital line of credit. At March 31, 1997, the Company had working capital of $26.1 million including $21.3 million in cash and cash equivalents. The Company also has a $3.0 million bank line of credit which expires in May 1997. The Company is currently in negotiations with the bank regarding a new credit facility with increased borrowing limits. At March 31, 1997, the Company had no amounts outstanding under this line of credit.

     During the first six months of fiscal 1997, the Company's net cash provided by operating activities was approximately $700,000. During that period, net income adjusted for non-cash expenses including depreciation and amortization totaling $2.3 million, and increased customer deposits of $900,000 were partially offset by a $1.1 million decrease of accrued expenses and $1.5 million increase in inventories. The increase in inventories in the second quarter of fiscal 1997 reflects the Company's increased sales activity including its expansion into the Asia/Pacific region.

      The Company's capital expenditures for the first six months of fiscal 1997 were $270,000. While the Company does not have any significant commitments for capital expenditures, the Company anticipates that it will continue to purchase equipment to support its anticipated growth.

      During  the  first six months of fiscal  1997,  net  cash
provided by financing activities was $19.1 million. Net cash provided by financing activities in the first six months of fiscal 1997 was primarily attributable to the receipt of net proceeds of approximately $24.9 million from the initial public offering of the Company's common stock. The Company used approximately $5.8 million of the net proceeds of the offering to redeem all of its outstanding shares of mandatorily redeemable non-convertible preferred stock.

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

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share" which establishes new standards for calculating and presenting earnings per share. The standard is effective for financial statements for periods ending after December 15, 1997, with earlier application not permitted. The Company will adopt this new standard in its 1998 financial statements, which will require the reporting of diluted earnings per share and basic earnings per share.

       Basic and diluted earnings per share using this standard would have been $0.14 and $0.13, respectively, for the three months ended March 31, 1997, and $0.19 and $0.05, respectively, for the three months ended March 31, 1996. Basic and diluted earnings per share using this standard would have been $0.65 and $0.23, respectively, for the six months ended March 31, 1997, and $0.35 and $0.09, respectively, for the six months ended March 31, 1996. For the periods prior to the Company's initial public offering on December 10, 1996, the Series B and Series D convertible preferred stock are included in diluted earnings per share. For the periods subsequent to the Company's initial public offering the Series B and Series D convertible preferred stock are included in both basic and diluted earnings per share.




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

      In May 1996, in response to allegations made by American Science & Engineering ("AS&E") to third parties that the
Company was infringing AS&E's patents, the Company filed an action in the United States District Court for the District of Massachusetts seeking a declaratory judgment that the Company is not infringing AS&E's patents. In August 1996, AS&E filed an answer and counterclaim alleging that the Company is infringing one or more of eight AS&E patents. In October 1996, the court dismissed AS&E's infringement counterclaim, but allowed AS&E to raise more specific infringement counterclaims upon asserting factual support for such claims. In December 1996, AS&E filed a motion for leave to file an amended counterclaim asserting that the Company was violating one AS&E patent. The court subsequently dismissed AS&E's motion, but again allowed AS&E to raise more specific infringement counterclaims upon AS&E's asserting factual support for such claims. In February 1997, AS&E filed a further memorandum in support of its motion for leave to file an amended counterclaim. In April 1997, the Court denied AS&E's motion and dismissed its counterclaim without granting leave to file an amended counterclaim.


Item 2.   Changes in Securities.

      From January 1, 1997 through March 31, 1997, options to purchase a total of 25,950 shares of Common Stock, granted under the Registrant's 1989 Combination Stock Option Plan, were exercised at prices ranging from $0.10 to $1.00 per share at an aggregate price of $8,775. The issuance of these securities was exempt from registration pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act of 1933.


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


                                   Vivid Technologies, Inc.
                                   (Registrant)



May 13, 1997                       /s/    S. David Ellenbogen
Date                               S. David Ellenbogen
                                   Chief Executive Officer


May 13, 1997                       /s/    William J. Frain
Date                               William J. Frain
                                   Chief Financial Officer and
                                   Treasurer
                                   (Principal Financial and Chief
                                    Accounting Officer)