Form 10-Q
period 1997-06-30
VIVID TECHNOLOGIES INC
filed 1997-08-14
CIK 1023813

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1997

                              or

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

                         Yes   X   No  ___


As  of   August  1, 1997, 9,424,034 shares of the  registrant's
Common Stock, $.01 par value, were issued and outstanding.


           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

                             INDEX






PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                           Page

          Consolidated Balance Sheets
          June 30, 1997 and September 30, 1996             3

          Consolidated Statements of Operations
          Three and Nine Months Ended June 30, 1997
          and 1996                                         4

          Consolidated Statements of Cash Flows
          Nine Months Ended June 30, 1997
          and 1996                                         5

          Notes to Consolidated Financial Statements       6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations               9


PART II - OTHER INFORMATION                               14


SIGNATURES                                                16


                PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements


           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)
                            ASSETS
                                      June 30,        September 30,
                                        1997              1996
   CURRENT ASSETS:
    Cash and cash equivalents       $11,279,129         $1,661,724
    Short-term investments            6,403,812                 --
    Accounts receivable               7,642,041          3,720,478
    Inventories                       6,145,567          4,741,658
    Deferred tax asset                  261,000            181,000
    Other current assets                675,889            444,902
    Total current assets             32,407,438         10,749,762

   PROPERTY AND EQUIPMENT, at cost:
    Machinery and equipment           1,995,879          1,681,659
    Furniture and fixtures               80,907             58,855
    Leasehold improvements              165,300            143,776
    Equipment under capital leases      198,580            198,580
                                      2,440,666          2,082,870
    Less- Accumulated depreciation
    and amortization                  1,414,825          1,097,717
                                      1,025,841            985,153
    Other assets, net                   156,838            228,077
                                    $33,590,117        $11,962,992


                LIABILITIES AND STOCKHOLDERS' EQUITY

                                      June 30,        September 30,
                                        1997               1996
   CURRENT LIABILITIES:
    Obligation under capital leases $     4,990        $    36,888
    Accounts payable                    821,869          1,493,874
    Accrued expenses                  2,321,583          3,432,914
    Currently redeemable series A
     preferred stock                         --          2,343,750
    Currently redeemable series C
     preferred stock                         --          3,436,900
    Customer deposits                 1,426,466          1,042,085
    Total current liabilities         4,574,908         11,786,411

   STOCKHOLDERS' EQUITY:
   Convertible preferred stock,
   $.01 par value--
    Series B--
     Authorized--no shares and
     250,000 shares, respectively
     Issued and outstanding--no
     shares and 250,000 shares,
     respectively                            --              2,500
    Series D--
     Authorized--no shares and
     254,585 shares, respectively
     Issued and outstanding--no
     shares and 254,585 shares,
     respectively                            --              2,546
    Common stock, $.01 par value-
     Authorized - 30,000,000 shares
     Issued and outstanding -
     9,369,234 and 1,740,520
     shares, respectively                93,692             17,405
    Capital in excess of par value   25,527,635            594,279
    Retained earnings (deficit)       3,393,882           (440,149)
    Total stockholders' equity       29,015,209            176,581
                                    $33,590,117        $11,962,992


     The accompanying notes are an integral part of these consolidated financial statements.


           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)


                                 Three Months Ended     Nine Months Ended
                                      June 30,               June 30,
                                   1997        1996         1997         1996

 Revenues                    $8,306,256  $3,920,865  $21,929,929  $10,162,868
 Cost of revenues             3,417,378   1,704,304    9,104,635    4,361,717
       Gross margin           4,888,878   2,216,561   12,825,294    5,801,151

 Operating expenses:
 Research and development     1,095,357     924,444    3,249,070    2,511,814
 Selling and marketing        1,029,750     433,777    2,565,097      987,120
 General and administrative     840,706     364,895    2,055,781    1,070,397
 Litigation expenses             77,000      60,805      347,000      182,818

       Total operating
       expenses               3,042,813   1,783,921    8,216,948    4,752,149



Income from operations        1,846,065     432,640    4,608,346    1,049,002

Interest income (expense), net  255,004     (22,450)     573,298        2,076
Other income,  net               95,590          --       95,590           --

Income before provision for
income taxes                  2,196,659     410,190    5,277,234    1,051,078
Provision for income taxes      475,000          --    1,443,203           --

       Net income            $1,721,659  $  410,190  $ 3,834,031  $ 1,051,078

NET INCOME PER COMMON AND
COMMON EQUIVALENT SHARE      $      .17  $      .05  $       .40  $       .14

WEIGHTED AVERAGE NUMBER
OF COMMON AND COMMON
EQUIVALENT SHARES
OUTSTANDING                  10,327,483   8,202,284    9,679,708    7,583,654


  The accompanying notes are an integral part of these consolidated financial statements.



           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                 Nine Months Ended
                                                       June 30,
                                                1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 3,834,031     $ 1,051,078
  Adjustments to reconcile net income
  to net cash used in operating
  activities-
     Depreciation and amortization           321,818         135,296
     Changes in assets and liabilities-
     Accounts receivable                  (3,921,563)     (2,900,750)
     Inventories                          (1,403,909)     (1,053,400)
     Deferred tax asset                      (80,000)             --
     Other current assets                   (230,987)        (85,841)
     Accounts payable                       (672,005)        626,588
     Accrued expenses                     (1,111,331)       (161,393)
     Customer deposits                       384,381              --
       Net cash used in operating
       activities                         (2,879,565)     (2,388,422)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and
  equipment, net                            (357,796)       (342,185)
  Purchases of short-term investments     (6,403,812)             --
  Change in other assets                      66,529         (66,404)
       Net cash used in investing
       activities                         (6,695,079)       (408,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of common stock  24,887,512              --
  Proceeds from  exercise of stock
  purchase warrants                           32,960              --
  Proceeds from exercise of stock options     84,125           3,145
  Redemption of series A and series C
  preferred stock                         (5,780,650)             --
  Borrowings on line of credit                    --       1,000,000
  Payments on capital lease obligations      (31,898)       (124,945)
     Net cash provided by financing
     activities                           19,192,049         878,200

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                         9,617,405      (1,918,811)
CASH AND CASH EQUIVALENTS, beginning
of period                                  1,661,724       2,561,912
CASH AND CASH EQUIVALENTS, end
of period                                $11,279,129     $   643,101

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for -
     Interest                            $     1,942     $    15,418
     Income tax                          $ 1,045,000     $   224,000
Supplemental disclosure on non-cash
investing and financing activities
     Assets acquired under capital
     leases                              $        --     $   190,679
     Conversion of Series B and
     Series D preferred stock            $     5,046     $        --
     Cashless exercise of stock
     purchase warrants                   $       545     $        --


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

      The consolidated balance sheet as of June 30, 1997, the consolidated statements of operations for the three months and nine months ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the nine months ended June 30, 1997 and 1996, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

      The  results of operations for the nine months ended June
30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1997.

(2)  Cash and Cash Equivalents

      The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

      The  Company accounts for investments in accordance  with
Statement  of  Financial Accounting Standards (SFAS)  No.  115,
Accounting   for  Certain  Investments  in  Debt   and   Equity
Securities.   Under  SFAS No. 115, investments  for  which  the
Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value, and are classified as held-to-maturity, and accordingly the Company does not record gains or losses based on market fluctuations. At September 30, 1996 the Company had no held-to-
maturity  investments.   At  June 30,  1997  these  investments
consisted  of a certificate of deposit.  Investments  purchased to  be held for indefinite periods of time, and not intended to be  held  until maturity, are classified as available-for-sale.
At September 30, 1996 and June 30, 1997, these investments consist of a pooled fund, managed by a bank, which invests primarily in United States Government fixed-income securities.
At June 30, 1997 these investments also included amounts invested in United States Government Securities and corporate bonds. These investments are included in cash equivalents and reported
at cost, which approximates fair market  value.   Short  term
investments have maturities of greater than three months and less than one year consist of securities issued by the U.S. Government and its agencies and corporate bonds.


(3)  Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                      June 30,          September 30,
                                        1997                 1996

Raw materials                       $3,086,085            $3,336,696
Work-in-process                      1,538,810               858,983
Finished goods                       1,520,672               545,979
                                    $6,145,567            $4,741,658


       Finished   goods   consist  of   material,   labor   and
manufacturing overhead.


(4)  Significant Customer and Concentration of Credit Risk

      In the nine months ended June 30, 1997 and 1996, the Company had one customer who comprised 47% and 74% of revenues, respectively. This customer had amounts due to the Company of approximately $1,422,000 (subsequent to June 30, 1997 the Company received payment of $1,350,000 against this balance) and $3,505,000 at June 30, 1997 and September 30, 1996,
respectively. The Company had one other significant customer for the nine months ended June 30, 1997 comprising 34% of revenues.
This customer had amounts due to the Company of approximately $2,400,000 of which $2,200,000 was subsequently received as payment.


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

     Basic and diluted earnings per share using this standard would have been $0.18 and $0.17, respectively, for the three months ended June 30, 1997, and $0.24 and $0.05, respectively, for the three months ended June 30, 1996. Basic and diluted earnings per share using this standard would have been $0.45 and $0.40, respectively, for the nine months ended June 30, 1997, and $0.63 and $0.14, respectively, for the nine months ended June 30, 1996. For the periods prior to the Company's initial public offering on December 10, 1996, the Series B and Series D convertible preferred stock are included in diluted earnings per share. For the periods subsequent to the Company's initial public offering the Series B and Series D convertible preferred stock are included in both basic and diluted earnings per share.


(8)  Stockholders' Equity

     During the first nine months of fiscal 1997, the Company granted options to purchase 304,050 shares of common stock at exercise prices ranging from $9.50 to $16.25 per share which vest over a period of five years.

     The authorized capital stock of the Company consists of 30,000,000 shares of common stock, $.01 par value, and 1,000,000 shares of preferred stock, $.01 par value.



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

Results of Operations

      Revenues. Revenues for the third quarter of fiscal 1997 increased 112% to $8,306,256 from $3,920,865 for the third quarter of fiscal 1996. Revenues for the current nine month period increased 116% to $21,929,929 from $10,162,868 for the first nine months of fiscal 1996. This increase in revenues was the result of an increase in product sales which was partially offset by a decrease in FAA development grants. The increase in product sales was primarily attributable to the total number of product shipments to Europe as well as the commencement of shipments to Chek Lap Kok Airport in Hong Kong and shipments to Kuala Lumpur International Airport in Malaysia, partially offset by slightly lower average selling prices of the Company's products.

     During the third quarter of fiscal 1997, the Company received a $3.5 million research grant from the Federal Aviation Administration (FAA), including $1.6 million contingent on final approval of the fiscal 1998 federal budget. The grant will provide funding for the development of a cost-effective, high speed explosives detection system, based upon the Company's current proprietary technology, that will meet FAA certification requirements. The grant is subject to termination by the government at any time.

     Subsequent to June 30, 1997 the FAA placed an order for the Company's automated dual energy X-ray explosives detection
systems.   The  initial purchase is for eight of the  Company's
systems representing a total of $4.0 million with an option to acquire 12 additional systems which would bring the total
maximum  contract  value to approximately $10.7  million.   The
systems are scheduled to be shipped in fiscal 1998 and deployed
at  several of the nation's largest and busiest airports.   The
purchase of the systems was a result of the White House Commission on Aviation Safety and Security's recommendation and the subsequent congressional directive contained in the Federal Aviation Reauthorization Act of 1996 to deploy a variety of
commercially   available  explosives   detection   devices   to
significantly enhance aviation security.

       Also during the third quarter of fiscal 1997, the Company received its first order for the Model APS-Advanced Passenger Screening System. The APS system was purchased by the Public Intelligence Department in Riyadh, Saudi Arabia for the protection of VIP's. The system can also be used to screen carry-on baggage at airports as well as protection at government facilities.

      In the nine months ended June 30, 1997 and 1996, sales to one customer accounted for approximately 47% and 74% of revenues,
respectively.   This  customer is  scheduled  to  complete  the
deployment of checked baggage explosives detection systems by the end of 1997. As a result, the Company expects that its revenues from this customer will decrease and will become increasingly dependent upon sales of upgrades, replacement equipment and services. In the first nine months of fiscal
1997,  the  Company  received  major  orders  to  purchase   an
aggregate of approximately 65 automated explosives detection systems, including orders from Kuala Lumpur International Airport and Chek Lap Kok Airport in Hong Kong, and a repeat order from France (Service Technique des Bases Aeriennes). The Company has shipped all 26 of the systems included in the Kuala Lumpur order and commenced shipments to Hong Kong during the quarter. The remainder of the Hong Kong systems are scheduled to be delivered over the next two fiscal quarters.

      In the first nine months of fiscal 1997, 100% of product revenues were generated internationally, approximately 60% in Europe, and 40% in Asia. In the first nine months of fiscal
1996, 100% of product revenues were generated in Europe.

     Gross Margin.    Gross margin increased as a percentage of
sales to 59% in the current quarter from 57% in the third quarter of fiscal 1996. For the first nine months of fiscal 1997, gross margin increased as a percentage of sales to 58%
from  57%  for  the  first nine months  of  fiscal  1996.   The
increase   in  gross  margin  in  fiscal  1997  was   primarily
attributable to the decrease, commencing in the second quarter, in royalties due to Hologic, Inc. for the exclusive license of certain patents and technology from 5% to 3%, and decreased
costs   attributable  to  improved  manufacturing  efficiencies
recognized  in  the  current  quarter.   These  decreases  were
partially offset by lower average selling prices and, for the nine month period, a reduction in revenues and related margins associated with the Company's FAA grant.

       Research and Development Expenses. Research and development expenses increased 19% to $1,095,357 (13% of revenues) in the current quarter from $924,444 (24% of revenues) in the third quarter of fiscal 1996. For the current nine month period, research and development expenses increased 29% to $3,249,070 (15% of revenues) from $2,511,814 (25% of revenues) for the first nine months of fiscal 1996. The increase in research and development expenses in fiscal 1997 was primarily due to the addition of engineering personnel and outside consultants working on the development of new products and enhancements to existing products, including enhancements to the APS system for carry-on baggage and the VIS-M (Matrix configuration). As a percentage of revenues, research and development expenses declined in the current year, reflecting increased revenues in the first nine months of fiscal 1997.

      Selling and Marketing Expenses. Selling and marketing expenses increased 137% to $1,029,750 (12% of revenues) in the current quarter from $433,777 (11% of revenues) in the third quarter of fiscal 1996. For the current nine month period, selling and marketing expenses increased 160% to $2,565,097 (12% of revenues) from $987,120 (10% of revenues) for the first nine months of fiscal 1996. The increase in selling and
marketing  expenses  in  fiscal  1997  was  primarily  due   to
additional sales and support personnel, including expansion of operations in Europe and establishing operations and support staff in the Asia/Pacific region in the current quarter, the payment of commissions on sales in the Asia/Pacific region, and to a lesser extent an increase in advertising, consulting, trade shows and related travel costs. The Company anticipates that it will continue to expand its selling and marketing efforts for the remainder of fiscal 1997 and into fiscal 1998 to keep up with anticipated growth.

       General   and  Administrative  Expenses.   General   and
administrative  expenses increased 130%  to  $840,706  (10%  of
revenues)  in  the  current  quarter  from   $364,895  (9%   of
revenues) in the third quarter of fiscal 1996.  For the current
nine   month   period,  general  and  administrative   expenses
increased  92%  to $2,055,781 (9% of revenues) from  $1,070,397
(11%  of  revenues) for the first nine months of  fiscal  1996.
The  increase in general and administrative expenses in  fiscal
1997 was primarily attributable to an increase in personnel and related costs (including one-time charges due to relocation fees) as well as, for the nine month period, additional overhead costs related to the Company's move to a new facility in March 1996, to support its increased sales. The Company anticipates that its general and administrative costs will continue to increase for the remainder of fiscal 1997 and into fiscal 1998 to keep up with anticipated growth.

      Litigation Expenses. The Company incurred $77,000 and $60,805 of litigation expenses in the third quarter of fiscal 1997 and 1996, respectively, primarily in connection with the Company's patent litigation. Litigation expense for the first nine months of fiscal 1997 and 1996 was $347,000 and $182,818, respectively. On November 6, 1996, the Company entered into an agreement with EG&G to settle EG&G's patent infringement claim against the Company. The litigation expenses in fiscal 1997 also include expenses incurred in connection with the Company's litigation with AS&E. In October 1996, the court dismissed AS&E's infringement counterclaims, but allowed AS&E to raise more specific counterclaims upon AS&E asserting factual support for such claims. In December 1996, AS&E filed a motion for leave to file an amended counterclaim asserting that the Company is violating one AS&E patent. The court subsequently dismissed AS&E's motion, but again allowed AS&E to raise more specific infringement counterclaims upon AS&E's asserting factual support for such claims. In February 1997, AS&E filed a further memorandum in support of its motion for leave to file an amended counterclaim. In April 1997, the Court denied AS&E's motion and dismissed its counterclaim without granting leave to file an amended counterclaim.

     As  a  result  of the Company's settlement  with  EG&G  in
November,  and  the  recent  court rulings  against  AS&E,  the
Company   expects  litigation  expenses  to  decline  for   the
remainder of fiscal 1997.

      Interest Income. The Company recognized net interest income of $255,004 in the current quarter compared to net interest expense of $22,450 in the third quarter of fiscal 1996. Net interest income increased to $573,298 in the current nine month period from $2,076 in the comparable period in fiscal 1996. The increase in fiscal 1997 was primarily attributable to higher average cash balances resulting from the receipt of net proceeds from the Company's initial public offering.

      Provision for Income Taxes. The Company's effective tax rate for the first nine months of fiscal 1997 was 27% compared to no provision for income taxes in the corresponding period in fiscal 1996. The provision for income taxes in fiscal 1996 was a result of the Company's recognition of a deferred tax asset. This reduction reflects management's determination, in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 109, that it is more likely than not that this deferred tax asset will be utilized. If the Company had not recognized this deferred tax asset, the Company's effective tax rate in the first nine months of fiscal 1996 would have been 17%. The Company expects that its effective tax rate will be slightly lower than the statutory tax rates primarily due to the use of tax credits and the tax benefits associated with the Company's foreign sales corporation.

Liquidity and Capital Resources

       The Company has funded its operations and capital expenditures primarily through internally generated cash flow, proceeds from the sale of securities and the availability of a working capital line of credit. At June 30, 1997, the Company had working capital of $27.8 million including $11.3 million in cash  and  cash  equivalents, and $6.4  million  in  short-term
investments.   The Company also renewed and amended its bank line of
credit increasing the borrowing limit from $3.0 million to $5.0 million. The revised line of credit expires February 28, 1998. At June 30, 1997, the Company had no amounts outstanding under this line of credit.

     During the first nine months of fiscal 1997, the Company's net cash used in operating activities was approximately $2.9 million. During that period, net income adjusted for non-cash expenses including depreciation and amortization totaling $4.2 million, and increased customer deposits of $384,000 were offset by a $3.9 million increase in accounts receivable, a $1.4 million increase in inventories, and a $1.1 million and $670,000 decrease in accrued expenses and accounts payble, respectively. The increase in accounts receivable in the third quarter of fiscal 1997 reflects the Company's increased sales activities and slower than anticipated payments. Subsequent to June 30, 1997, the Company received payments of approximately $3.9 million against the outstanding receivable balance at June 30, 1997. The increase in inventories in the third quarter of fiscal 1997 reflects the Company's increased sales activity including its expansion into the Asia/Pacific region.

      During the first nine months of fiscal 1997, the Company's net cash used in investing activities was approximately $6.7 million, primarily reflecting the purchase of approximately $6.4 million of short-term investments. Cash used in investing activities also included capital expenditures for the first nine months of fiscal 1997 of $360,000. While the Company does not have any significant commitments for capital expenditures, the Company anticipates that it will continue to purchase equipment to support its anticipated growth.

      During the first nine months of fiscal 1997, net cash provided by financing activities was $19.2 million primarily attributable to the receipt of net proceeds of approximately $24.9 million from the initial public offering of the Company's
common stock.   The  Company  used approximately $5.8 million of
the net proceeds of the offering to redeem all of its outstanding shares of mandatorily redeemable non-convertible preferred stock.

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

     Basic and diluted earnings per share using this standard would have been $0.18 and $0.17, respectively, for the three months ended June 30, 1997, and $0.24 and $0.05, respectively, for the three months ended June 30, 1996. Basic and diluted earnings per share using this standard would have been $0.45 and $0.40, respectively, for the nine months ended June 30, 1997, and $0.63 and $0.14, respectively, for the nine months ended June 30, 1996. For the periods prior to the Company's initial public offering on December 10, 1996, the Series B and Series D convertible preferred stock are included in diluted earnings per share. For the periods subsequent to the Company's initial public offering the Series B and Series D convertible preferred stock are included in both basic and diluted earnings per share.



                  PART II - OTHER INFORMATION

           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1.   Legal Proceedings.

          No material developments.


Item 2.   Changes in Securities.

          None.

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









                                   Vivid Technologies, Inc.
                                   (Registrant)



August 14, 1997                    /s/    S. David Ellenbogen
Date                               S. David Ellenbogen
                                   Chief Executive Officer





August 14, 1997                    /s/    William J. Frain
Date                               William J. Frain
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Chief
                                   Accounting Officer)