Form 10-K
period 1997-09-30
VIVID TECHNOLOGIES INC
filed 1997-12-29
CIK 1023813

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K
(Mark One)

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     September 30, 1997

                                 or

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

                           (781) 938-7800
        (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class     Name of Each Exchange on Which Registered
               None                          None

Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes   X   No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant as of November 28, 1997 was $123.5 million based on the price of $15.88 on that date on the Nasdaq National Market. As of December 17, 1997, 9,517,601 shares of the Registrant's Common Stock, $.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company's Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the Company's fiscal year, are incorporated by reference in
     Part III (Items 10, 11, 12 and 13) of this Report.



                               Part I
Item 1.  Business

     Information contained in this Report contains forward-looking statements such as statements of the Company's plans, objectives, expectations and intentions, that can often be identified by the use of forward-looking terminology, such as "may," "will," "expect," "anticipate," "believe," "plan," "intend," "could," "estimates," "is being" or "goal" or other variations of these terms or comparable terminology. Such statements, which include statements relating to the anticipated growth of the market for explosives detection equipment, the Company's ability to develop and market new products and the Company's ability to enter new markets, and other matters are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. The cautionary statements made in this Report should be read as being applicable to all forward-looking statements wherever they appear in this Report. The forward-looking statements contained herein speak only as of the date of this Report. Vivid expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statement or reflect any change in Vivid's expectations or any change in events, conditions or circumstances on which any such statement is based. Factors that could cause or contribute to such differences include those discussed in the risk factors set forth in Item 7 below (the "Risk Factors") as well as those discussed elsewhere herein.

     Vivid Technologies, Inc. ("Vivid" or the "Company") is a leading developer, manufacturer and marketer of automated inspection systems that detect explosives in airline checked baggage. The Company also offers a system that can be used to screen carry-on baggage and enhance building security. The Company's family of advanced explosives detection systems identify targeted materials by analyzing the physical characteristics of each item in a bag or parcel, including the atomic number and mass, using patented composition analysis techniques and proprietary dual energy X-ray technology. These systems automatically (without the use of an operator) isolate and identify targeted materials within a bag or parcel, thereby preventing a suspect bag or parcel from being loaded into an aircraft or entering a building until cleared by operator inspection. The Company's systems can also be used to identify a wide variety of other substances, including drugs and currency.

     In 1993, the Company's automated systems were successfully deployed in airports as part of an integrated multi-level checked baggage screening approach that is being adopted in many countries throughout the world. As of September 30, 1997, the Company had sold more than 220 systems for installation in airports throughout Europe, Asia and the United States of which over 180 systems had been shipped and installed. Airports at which the Company's systems are deployed include London Heathrow and London Gatwick, Paris Charles de Gaulle, Hong Kong's Chek Lap Kok, Malaysia's Kuala Lumpur, Amsterdam, Zurich, Brussels, Glasgow and Alicante in Spain.

     The Company was incorporated as a Massachusetts corporation in May 1989 under the name of QDR Security, Inc. The Company changed its name to Vivitech, Inc. in June 1989 and was renamed Vivid Technologies, Inc. in September 1989. In October 1996, the Company changed its state of incorporation to Delaware.

Industry Background

     Markets. There are over 600 commercial airports worldwide providing scheduled service to more than 2.5 billion passengers per year. Of these airports, over 400 are located in the United States, 150 in Europe and 50 in the Asia-Pacific region. Based upon the installations of the Company's systems, the Company believes that one integrated multi-level checked baggage screening system can serve up to approximately one million passengers per year in mid-size and large airports. The capabilities of each integrated multi-level system at each airport, as well as the number of systems required, will vary depending upon a variety of factors, including the explosives detection equipment deployed, the configuration of the airport's baggage handling systems, the nature of the integration of the explosives detection equipment with the airport's baggage handling systems and the profile of the airport's passenger traffic flow. Airports deploying advanced explosives detection equipment, including smaller airports, may choose to implement freestanding systems in addition to or as an alternative to integrated systems.

     The Company believes that the implementation of effective checked baggage screening will highlight the ineffectiveness of conventional X-ray systems to identify explosives in carry-on baggage. The United Nations International Civil Aviation Organization ("ICAO") requires all 184 member states to inspect 100% of international carry-on baggage for the detection of weapons, and virtually all airports use conventional X-ray systems for this purpose. The Company believes that several thousand of these conventional X-ray systems are installed in airports throughout the world, and that these systems are candidates for replacement with more sophisticated systems.

     Market Evolution and Government Initiatives. In the 1970s, in response to hijackings, airports worldwide began to install X-ray systems to screen carry-on baggage for weapons such as guns and knives. When combined with walk-through metal detectors, these systems substantially reduced the number of airplane hijackings. The success of these systems in airports also fostered their adoption for use by governmental agencies and private companies. As the threat to civil aviation evolved in the early 1980's from hijackings to bombings, many countries required checked baggage on international flights to be inspected. Most equipment initially deployed for this purpose has been conventional X-ray systems. Although conventional X-ray systems are effective for the detection of weapons made from dense materials with defined shapes, such as guns and knives, they are ineffective in detecting explosive materials that are not as dense and can be molded into virtually any shape.

     In response to the December 1988 bombing of Pan American Flight 103 over Lockerbie, Scotland, many countries began the installation of systems that could detect plastic and other explosives in airline baggage. Europe, led by the United Kingdom, has been at the forefront of deploying advanced automated explosives detection equipment. The United Kingdom Department of Transport (the "UK DOT") has required the United Kingdom's commercial airports to deploy systems for 100% screening of international checked baggage. The European Civil Aviation Conference ("ECAC"), an organization of 36 member states, has resolved to implement 100% screening of international checked baggage. Several of those countries, including Belgium, France, Netherlands, Spain and Switzerland, have begun to implement checked baggage screening approaches similar to that adopted by the United Kingdom.

     In the Asia/Pacific region, two major new airports in Malaysia and Hong Kong have purchased integrated systems and plan to commence operations with 100% checked baggage screening in place. Other new airports and terminals in the region, including those in Singapore, South Korea and Thailand, are being designed to include 100% screening of international checked baggage using advanced automated explosives detection systems. These and other countries in the region, including Japan, Philippines, Australia and New Zealand, are also studying the implementation of these systems at existing airports.

     Following the Pan American Flight 103 bombing, the United States enacted the Aviation Security Improvement Act of 1990 (the "Aviation Security Act"). The Aviation Security Act directed the Federal Aviation Administration (the "FAA") to develop a standard for explosives detection systems and required airports in the United States to deploy systems meeting this standard by 1993. To date, no system has demonstrated that it meets the FAA standard under realistic airport operating conditions, including processing baggage at throughput rates required by airport operators and airlines. As a result, the FAA has not required the installation of automated explosives detection systems, and only a limited number of these systems have been deployed, primarily on a test basis, in the United States. Although ECAC has adopted a standard similar to the FAA standard as a long-term goal, they have allowed and promoted the deployment of effective systems even though overall they do not meet the standards.

     In response to the crash of TWA Flight 800 off Long Island, New York in July 1996, President Clinton formed the White House Commission on Aviation Safety and Security, chaired by Vice President Gore (the "Gore Commission"), to review airline and airport security and oversee aviation safety. The Gore Commission released its initial and final reports in September 1996 and February 1997, respectively, and in October 1996, the United States enacted the Federal Aviation Re-Authorization Act of 1996 (the "Re-Authorization Act") which included an allocation for the purchase of explosives detection systems and other advanced security equipment by air carriers and airport authorities. The Re-Authorization Act requires that, until such time that the FAA determines that the equipment certified by the FAA is commercially available and has successfully completed operational testing, the FAA shall facilitate the deployment of other commercially available explosives detection devices which the FAA determines will enhance aviation security. During 1997, the FAA purchased a variety of state-of-the-art explosives detection devices from several manufacturers, including eight systems from the Company.

     Implementation of Checked Baggage Systems. Effective screening of checked baggage for explosives and other contraband is a complex task. To accomplish this task while meeting the operational requirements of airports, a screening system must be flexible, accurate, fast, reliable and cost-effective. The screening system must have the ability to effectively identify a wide range of explosives, including plastic explosives that can be molded into virtually any shape. In addition, the system must have an acceptable false alarm rate, rejecting only a limited percentage of explosive-free luggage. The system must also process baggage rapidly and have limited downtime to avoid delays. Costs associated with installation include the cost of modifying the airport's baggage handling system to accommodate the explosives detection equipment and the cost of integrating that equipment with the baggage handling system. A key component of the cost of operation is the staffing associated with operating these systems.

     Several advanced explosives detection systems have been developed to address these requirements, each with its own inherent advantages and limitations. These systems include dual energy X-ray, trace detection and computed tomography ("CT") systems. Dual energy X-ray systems measure the X-ray absorption properties of a bag's contents at two different X-ray energies to determine if any of the items have the physical characteristics of explosive materials.
Trace detection equipment, known as "sniffers," detects particulate and chemical traces of explosive materials collected by manually wiping or vacuuming the bag under inspection. CT systems use hundreds of partial X-ray images, referred to as slices, to analyze the contents of a bag. The FAA first certified a CT-based system in December 1994. However, as recommended by the Gore Commission's final report and as required by the Re-Authorization Act, this system must undergo further testing to resolve whether it can operate under realistic airport operating conditions, including processing baggage at required throughput rates.

     In 1993, BAA plc ("BAA"), formerly the British Airport Authority and one of the first airport operators to implement 100% checked baggage screening using automated explosives detection equipment, developed a multi-level automated screening approach that integrates the explosives detection equipment directly into the airport baggage handling systems. The multi-level approach, which is being adopted throughout Europe and the Asia-Pacific region, separates the screening process into multiple steps, and permits the use of equipment at each stage that is most suitable for the requirements of that particular stage.

     Under the multi-level approach, a fully-automated Level 1 explosives detection system is integrated into the existing airport baggage handling system to screen rapidly all baggage without an operator in attendance. Bags rejected by the Level 1 system are subjected to Level 2 inspection. Level 2 inspection equipment allows an operator to review and manipulate images of the contents of the rejected bags provided by a Level 1 system. If the operator rejects the bag, it is forwarded for Level 3 inspection. Level 3 inspection is the slowest and most detailed process. Bags rejected at Level 3 are then opened and inspected by hand in the presence of the passenger. Bags not rejected at any inspection level are conveyed by the baggage handling system for loading into the aircraft. This multi-level approach, when implemented with rapid automated explosives detection equipment, can maintain the processing rates of existing baggage handling systems. The multi-level approach also significantly reduces operating costs by reducing staffing requirements.

     Level 1 inspection systems, which must inspect all baggage on a conveyor line, are often required to inspect baggage during peak periods at the rate of 900 to 1,500 bags per hour (2.4 to 4.0 seconds per bag) in order to avoid delays in the baggage handling process. Level 2 inspection systems are often required to process baggage at the rate of 180 to 360 bags per hour (10 to 20 seconds per bag). Level 3 systems can be slower to accommodate the greater precision required for the operator to fully inspect the bag in order to avoid the undesirable and expensive final inspection process, which requires the bag to be reunited with the passenger and inspected by hand.

     As a result of their high throughput rates, dual energy X-ray explosives detection systems have been deployed in all fully integrated Level 1 and most Level 2 installations. Trace Detection, and to a lesser extent CT scanners, have generally been deployed as Level 3 systems. More recently, enhanced versions of dual energy X-ray explosives detection systems have been deployed as Level 3 systems. In addition, trace detection, dual energy X-ray and CT scanners have been deployed as free-standing checked baggage explosives detection systems.

     Implementation of Carry-on Baggage Systems. There are currently no requirements for the use of automated explosives detection systems to screen carry-on baggage. However, the presence of explosives in carry-on baggage poses a serious threat to civil aviation. A published industry source estimated that approximately one quarter of bombs smuggled on board aircraft were hidden in carry-on baggage. As the global implementation of hold baggage systems continues, regulators are shifting their focus to the detection of explosives in carry-on baggage. The final report of the Gore Commission recommended that the FAA begin conducting feasibility studies with regard to the use of advanced explosives detection equipment for carry-on baggage systems. The FAA performed an initial evaluation of advanced explosives detection equipment for carry-on baggage systems in May and June 1997.

Products

     The Company develops, manufactures and markets a family of advanced automated systems that can detect explosives and other contraband in airline baggage and other parcels. The first market to emerge for these systems has been explosives detection for airline baggage. The Company's product line includes Level 1 and Level 2 integrated automated explosives detection systems for checked baggage, freestanding automated explosives detection systems for Level 3, terminal and baggage hall inspection of checked baggage, and an automated explosives detection system for carry-on baggage, hand baggage and parcels. As of September 30, 1997, the Company had shipped and installed approximately 180 systems for use in airports throughout Europe, the Asia-Pacific region and North America.

     Each of the Company's automated checked baggage explosives detection systems uses a proprietary instrumentation quality power supply that generates alternating high (150kV) and low (75kV) energy pulses at film safe levels of exposure. The power supply is driven by an X-ray controller that uses both current and source voltage feedback to maintain a stable, repeatable fan shaped X-ray beam. As the X-ray beam passes through the bag and its contents, a portion of the beam is absorbed (referred to as X-ray absorption or attenuation) and a portion is scattered. The beam that passes through the bag without being absorbed or scattered is referred to as the transmitted beam and contains information regarding the X-ray absorption properties of the objects within the bag at each of the two levels of energy generated by the X-ray tube. This information can be used to analyze the atomic number, mass and other physical characteristics of the objects within the bag. The transmitted beam also contains information that can be used to make high quality images of the contents of a bag.

     The Company's automated checked baggage explosives detection systems incorporate a high resolution detector array that collects high quality data from the transmitted X-ray beam consisting of more than one million pixels of information per bag. The systems then employ the Company's patented composition analysis software algorithms to identify and separate the individual objects within a bag, including objects between other items or within a container. These algorithms also analyze the atomic number, mass and other characteristics of each of those objects to determine whether they match those of a targeted item, such as explosives or other contraband. Additional algorithms detect materials such as lead that could be used to shield an explosive device from this analysis.

     X-ray absorption analysis techniques are less effective for detecting certain configurations of explosives which only absorb a very small fraction of the transmitted beam. However, these materials tend to scatter X-rays more than other materials. The Company has developed proprietary scatter detection enhancement ("SDE") technology that enhances its systems' ability to detect these configurations. The Company's SDE technology, which includes a combination of additional detector arrays and software, measures and analyzes the scattered X-ray intensity emitted from baggage in both the forward and backward direction. If the scatter levels indicate the possible presence of a suspect material in a bag, the affected area is further analyzed to determine if a threat is present. The Company has incorporated SDE technology in most of its checked baggage inspection products, either as an option or a standard feature, and also offers this technology as an upgrade for existing systems.

     Both the Company's composition and scatter analysis techniques result in a computer-generated decision regarding the contents of the baggage screened. Any bag that is determined to contain a suspect object will cause the system to reject the bag. In the case of an operator-attended system, such as a Level 2 or Level 3 system, an image of the rejected bag is presented to an operator for detailed inspection. The bag image is presented in high-resolution gray scale, with the suspect object highlighted in color. The system can be programmed to sound an alarm, as well as require the operator to acknowledge the alarm by pressing a designated button to either reject or clear the bag.

     The Company has integrated its products into a wide range of airport baggage handling systems. These products make use of an effective control software developed by the Company to facilitate communication between the explosives detection system and the airport baggage handling system. If no suspect object is detected by the automated system, a "clear" status is sent to the baggage handling system, allowing the bag to continue directly to the aircraft. If a suspect object is detected, a "reject" message is sent to the baggage handling system, requiring the next level of inspection. The Company has gained broad acceptance of its control software by working closely with many of the major baggage handling systems and control systems contractors.

     The Company's systems are offered in a variety of configurations depending on the application or installation requirements.

     Integrated Models. The Company's first integrated products were the VIS Level 1 inspection system and the VDS Level 2 inspection system. The VIS Level 1 system is used to inspect 100% of the baggage on a baggage conveyor line. The system is capable of automatically inspecting up to 1,500 bags per hour without an operator. The VDS Level 2 system is designed to provide an operator with a high quality image in addition to automatically highlighting suspicious objects as an aid to the operator to inspect bags rejected by the automated Level 1 system. The system also allows the operator to view the contents of a bag using various imaging modes and magnifications to determine whether the bag should be cleared or sent to Level 3 for additional investigation.

     The VIS-W was the Company's first single system alternative to discrete Level 1 and Level 2 systems. The VIS-W combines a VIS Level 1 X-ray system ("VIS mainframe") with a single remote Level 2 operator workstation. The VIS mainframe transmits images of rejected bags to the Level 2 operator workstation. Level 2 inspection is then performed by an operator at a workstation in the same manner as an operator of a discrete Level 2 VDS system, thereby eliminating the need for a separate Level 2 explosives detection system to re-scan all bags rejected at Level 1.

     The VIS-M, introduced in April 1996, further extends the capability of the workstation concept by allowing several VIS mainframes to be interconnected ("Matrixed") with multiple Level 2 operator workstations. During off-peak periods, workstations can be switched off, thereby significantly reducing staffing requirements and operating costs. The efficiency gained by the additional workstations combined with enhanced baggage control software allows an operator to review images of the contents of a bag while the bag continues en route to the aircraft. This eliminates the need and associated costs of a secondary conveyor system to hold the bags while Level 2 inspection is taking place. These costs can be a significant portion of the total cost of purchase and installation of a multi-level integrated explosives detection approach. The baggage handling systems in the new airports in Malaysia and Hong Kong have been designed to capitalize on the VIS-M's Matrixing capability by interconnecting several of the Company's VIS-M systems with multiple workstations to achieve 100% checked baggage screening.

     Freestanding Models. The Company's freestanding checked baggage explosives detection systems are intended to be installed in an airport terminal, such as in front of airline check-in counters or in a baggage handling hall. The H-1 inspects bags in the upright position, as they tend to be carried by a passenger. The VDS series of systems, which can be used as freestanding systems, inspect baggage lying flat as they are transported on a conveyor belt.

     In 1996, the Company introduced a modified version of the operator-attended VDS system to serve as a Level 3 inspection system. Since less than 1% of the bags reach Level 3, additional time is available for bag inspection. This version, the VDS-II, combines the Company's SDE capability with a high-resolution image to enhance detection capability. The system is a low cost alternative to CT scanners for Level 3 inspection. It is also faster and less labor intensive than trace detection systems. This system can be integrated into a baggage handling system or used as a freestanding system in a baggage handling hall or terminal.

     In 1996, the Company also introduced a modified version of the VDS-II to serve as an inspection system for the inspection of baggage that exceeds the maximum dimensions that can be accommodated by standard baggage handling conveyor lines. The system can be integrated into a baggage handling system or used as a freestanding system in a baggage hall or terminal.

     Carry-on Model. The Company offers its Model APS system to inspect carry-on baggage, hand baggage and parcels for explosives or contraband material. The system is being evaluated by various governmental agencies. The Model APS is similar in configuration to conventional X-ray systems used to screen for concealed weapons currently installed in airports and government and private facilities. While an operator is required to inspect each bag for weapons, the Model APS automatically alerts the operator to the presence of suspect explosive materials. The Model APS incorporates an advanced proprietary operator interface that allows the operator to view the contents of a bag using various imaging modes and magnifications to determine whether the bag should be cleared or rejected for further inspection.

     The Company developed the APS system with Gilardoni, S.p.A. ("Gilardoni"), a manufacturer of conventional X-ray weapons screening systems and X-ray based equipment for the medical field. The system combines many of the advanced detection algorithms developed by the Company for its automated checked baggage explosives detection systems with an X-ray main frame using conventional dual energy X-ray technology. The arrangement with Gilardoni greatly reduced the time-to-market of the Company's APS carry-on baggage inspection system.
In July 1997, the first sale of an APS system was completed to the Public Intelligence Department in Riyadh, Saudi Arabia. In November 1997, the Company received an order for seven Model APS systems for the new Terminal One at JFK International Airport in New York. This will be the first terminal in the world to screen all carry-on baggage for explosives.

Other Products and Applications

     The Company believes that installations of advanced automated explosives detection systems at airports will accelerate the adoption of this technology for other security applications, including the protection of government and private facilities, and the screening of mail. The Company is also exploring opportunities with various governmental authorities and agencies in the United States and internationally to use its equipment for the detection of illicit drugs and the illegal export of currency. Further, the Company believes that its technology can expand the traditional role of X-ray technology in process control applications by providing enhanced or new value-added functions such as material analysis, segregation and sorting of materials, and quality control. See "Risk Factors - Developing Market; Uncertainty of Market Acceptance" and "- Uncertainty of Product Development."

Products Under Development

     The Company's product development efforts are focused on developing new products for the explosives and contraband detection system market and further enhancing the functionality, reliability and performance of its existing product line. The Company is developing an explosives detection system, based upon the Company's current technology, to meet FAA certification requirements. This development effort is being funded in part by a two year $3.4 million research grant from the FAA awarded in May 1997. This grant is subject to termination by the government at any time. There can be no assurance that the Company will be able to develop a system that will meet FAA certification requirements on a timely basis, if at all, or that if developed, the system will be commercially successful. See "Risk Factors - Dependence on Government Regulation" and " - Uncertainty of Product Development."

Marketing and Sales

     The company sells and markets its products through its direct sales force as well as independent sales representatives and distributors in certain foreign countries, including Spain, France, Hong Kong, Japan and Malaysia. As of September 30, 1997, the Company had an 11 person marketing and sales staff. Two members of this staff are located in the United Kingdom, one in Switzerland and one in Kuala Lumpur. The Company also has a director of business development for the United States based in New Jersey with a primary focus on the non-aviation applications for the Company's systems.
The remainder of the marketing and sales staff is headquartered at the Company's offices in Woburn, Massachusetts.

     In the United States, the Company is working actively with the FAA, other government agencies, airlines, airport operators and congressional committees to promote the efficacy and cost-effectiveness of its products for deployment in United States airports. The Company is also working with United States and foreign governmental agencies to promote its products for non-aviation applications. In addition, the Company markets its products through participation in trade shows, publication of articles and advertising in trade journals, participation in industry forums and standard setting organizations, and distribution of sales literature. The Company benefits from customer referrals and the use of certain customer installations as demonstration sites for its systems. In fiscal 1995, 1996 and 1997, international sales accounted for approximately 91%, 95% and 97%, respectively, of the Company's revenues. All of these foreign sales were to the United Kingdom, other European countries and the Asia-Pacific region. See "Risk Factors - Reliance on International Sales" and "Note 6 in Notes to Consolidated Financial Statements."

     The selling process for the Company's products often involves a team comprised of individuals from sales and marketing, engineering, operations and senior management. This team frequently engages in a multi-level sales effort directed toward a variety of constituents which may include government regulators, the local airport operator or authority, systems integrators and airlines. The Company's sales effort with certain of its customers has extended over several years. Potential customers frequently require the Company's products to be tested against various performance standards and competitive products. The Company maintains demonstration units for this purpose and intends to increase its investment in demonstration units in order to accelerate the introduction of its products to new customers. Delays in anticipated purchase orders by the Company's customers and potential customers could have a material adverse effect on the Company's business. See "Risk Factors - Lengthy Sales Cycle."

     The Company has entered into an arrangement with Gilardoni for the manufacture and sale of the Model APS carry-on baggage explosives detection system. Under this arrangement, the Company has the exclusive right to manufacture and sell this system in the United States, the United Kingdom, certain other European countries and Mexico. In addition, the Company has agreed not to sell any competitive X-ray-based system within its territory unless manufactured by Gilardoni or the Company. The Company intends to pursue strategic alliances, acquisitions and licenses of complementary technologies to further enhance its growth. See "Risk Factors - Management of Growth."

     In fiscal 1995, 1996 and 1997, sales to BAA accounted for approximately 76%, 79% and 39%, respectively, of the Company's revenues. Additionally, in fiscal 1997 Airport Authority Hong Kong and Toyo Kanetsu K.K., the baggage-handling contractor for Malaysia's Kuala Lumpur International Airport, accounted for 19% and 27%, respectively, of the Company's revenues. See "Risk Factors -
Customer Concentration."

Customer Service and Support

     The Company provides a high level of customer support to assist in the installation and integration of the Company's products into its customers' facilities and to assist in maintaining the reliability of the Company's products once installed. The Company offers a number of customer support services, including applications support, training, system preventative and corrective maintenance, and upgrades. The Company generally provides one year parts warranty and offers primary and back-up service contracts to its customers. The Company's customer support staff currently includes five support engineers at its headquarters in Massachusetts, five support engineers operating out of the Company's offices in the United Kingdom and two support engineers in the Asia-Pacific region.

Regulation

     The explosives detection systems manufactured and marketed by the Company for use in airports are subject to regulation by the FAA, corresponding foreign governmental authorities and ICAO, the United Nations organization for establishing standard practices for the aviation industry on a worldwide basis. Sales of the Company's explosives detection systems for use in airports have been and will continue to be dependent upon governmental initiatives to require or support the screening of baggage with advanced explosives detection systems. Substantially all of such systems have been installed at airports in countries in which the applicable governmental or regulatory authority overseeing the operations of the airport has mandated such screening. Such mandates are influenced by many factors outside of the control of the Company, including political and budgetary concerns of governments, airlines and airports. See "Risk Factors - Dependence on Government Regulation."

     The FAA currently requires all carry-on baggage and international checked baggage to be inspected by hand search or with conventional X-ray equipment. United States airlines operating at airports outside of the United States are required to meet FAA security requirements in addition to the requirements of the local authorities. The FAA permits the use of the Company's systems by United States airlines at foreign airports as an alternative to conventional X-ray equipment.

     Under the Aviation Security Act, the FAA was required to develop a standard for explosives detection systems and to certify equipment that met this standard under realistic airport operating conditions. The Aviation Security Act also required the deployment of certified equipment within the United States by 1993. To date, no system has demonstrated that it meets the FAA standard under realistic airport operating conditions. As a result, the FAA has not required the installation of automated explosives detection systems, and only a limited number of these systems have been deployed, primarily on a test basis, in the United States. The FAA first certified a CT-based system in December 1994. However, as recommended by the Gore Commission's final report and as required by the Re-Authorization Act, this system must undergo further testing to resolve whether it can operate under realistic airport operating conditions, including processing baggage at required throughput rates. The Company's systems do not meet FAA certification standards and there can be no assurance that any of the Company's systems will ever meet this or any other United States certification standard. Although ECAC has adopted a standard similar to the FAA standard as a long-term goal, they have allowed and promoted the deployment of effective systems even though overall they do not meet the standards.

     In response to the crash of TWA Flight 800, President Clinton formed the Gore Commission to review airline and airport security and oversee aviation safety. The Gore Commission released its initial and final reports in September 1996 and February 1997, respectively, and in October 1996, the United States enacted the Re-Authorization Act which included an allocation for the purchase of explosives detection systems and other advanced security equipment by air carriers and airport authorities. The FAA has ordered initial quantities of the CT-based system, trace detection systems and dual energy X-ray based systems, including eight systems from the Company. The deployment of these systems will allow the U.S. airlines, which are the main users of the equipment, to gain experience with the various technologies enabling them to determine which systems work best in busy U.S. airport environments.

     The UK DOT has mandated 100% screening of international checked baggage in the United Kingdom. Similarly, the other ECAC member states have resolved to implement 100% screening of international checked baggage. The Company's Level 1, Level 2 and Level 3 systems, as well as the Company's SDE technology, have been allowed for use by the UK DOT. In most other ECAC member states, the Company's systems either must be tested and approved or procured by governmental authorities overseeing the operation of airports within the country. In addition to the United Kingdom, the Company's systems have been purchased or approved for use in airports in many European countries including Belgium, France, The Netherlands, Spain and Switzerland.

     Governmental authorities overseeing the construction of new airports in the Asia-Pacific region are defining requirements for the use of advanced explosives detection systems to achieve 100% screening of international checked baggage at those airports. As a result, the Company's systems are also being evaluated by the applicable regulatory authorities in countries in the Asia-Pacific region for purchases at new airports and have been installed for use at the new airports being constructed in Malaysia and Hong Kong. There can be no assurance that the Company's systems will be purchased for installation in any of the other new airports or terminals under construction or proposed for construction in that region.

     ICAO has adopted various recommendations and requirements for screening of checked and carry-on baggage. Currently, ICAO requires the screening of all international carry-on bags and recommends the screening of international checked baggage. This requirement and recommendation relates only to the screening of baggage and does not require any specific technology to be used. There can be no assurance that additional countries will mandate the implementation of effective explosives screening or airline baggage, or that, if mandated, the Company's systems will meet the certification or other requirements of the applicable governmental authority. Even if the Company's systems meet the applicable requirements, there can be no assurance that the Company would be able to market its systems effectively.

Research and Development

     The Company's research and development efforts are focused on developing new products for the explosives and contraband detection system market and further enhancing the functionality, reliability and performance of its existing product line. The Company's research and development personnel also are involved in establishing protocols, monitoring and interpreting and submitting test data to the FAA and other domestic and foreign regulatory agencies to obtain the requisite certifications, clearances and approvals for its products. At September 30, 1997, the Company had 34 employees engaged in research and development and engineering, including 13 employees engaged in software development. During fiscal 1995, 1996 and 1997, the Company's research and development expenses were approximately $3.7 million, $3.5 million and $4.4 million, respectively. In addition, during each of these years certain of the Company's research and development expenses related to work performed under the Company's FAA research and development grants were included under costs of goods sold.

Intellectual Property

     The Company relies upon trade secrets and patents to protect its technology. Due to the rapid technological change that characterizes the explosives detection system industry, the Company believes that the improvement of existing technology, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company has obtained patents and will continue to make efforts to obtain patents, when available, in connection with its product development program. The Company has obtained three patents and has pending three patent applications in the United States (two of which have been allowed but have not yet been issued). In addition, for certain foreign countries the Company has pending patent applications that correspond to the subject matter of certain United States patents and patent applications. Two of the Company's United States patents relate to applications of its dual X-ray technology and the Company's software algorithms used to implement the Company's screening analysis techniques. The Company's third patent relates to the Company's SDE technology. These patents have expiration dates ranging from 2011 to 2015. There can be no assurance that any of the Company's unallowed patent applications will be granted, that any patent or patent application will provide significant protection for the Company's products or technology, be of commercial benefit to the Company, or that its validity will not be challenged. Moreover, there can be no assurance that foreign intellectual property laws will protect the Company's intellectual property rights. In the absence of significant patent protection, the Company may be vulnerable to competitors who attempt to copy or use the Company's products, processes or technology. See "Risk Factors - Limited Protection of Intellectual Property Rights; Patent Litigation."

     The Company has an exclusive perpetual license to use certain patents and technology developed by Hologic, Inc. ("Hologic") for the development, manufacture and sale of X-ray screening security systems for explosives, drugs, currency and other contraband (subject to termination by either party for certain defined defaults). The Company also has a nonexclusive license to use this technology for the development, manufacture and sale of X-ray-based products for process control applications in the food and beverage industries. Hologic and the Company have also granted to the other a non-exclusive, royalty-free license to use any unpatented technology developed by the other in connection with such party's research and development activities. In addition, Hologic and the Company have the right to obtain from the other an exclusive license, on commercially reasonable terms to be negotiated, for any patented new developments. See "Risk Factors - Limited Protection of Intellectual Property Rights; Patent Litigation."

     The Company also licenses certain other technologies used in its products, often on an exclusive or semi-exclusive basis, for a defined field of use. These licenses involve eight United States patents and certain foreign patents relating to X-ray and complimentary technology. The United States patents have expiration dates ranging from 2002 to 2007. The Company's arrangement with Gilardoni relating to the Company's Model APS automated explosives detection system for screening of carry-on baggage contains cross licenses of intellectual property rights associated with each party's technology incorporated into the system. This license expires in 1999, subject to certain early termination and extension options.

     The Company was involved in patent litigation with EG&G Astrophysics Research Corporation ("EG&G"), in which each party claimed that the other was infringing certain patents held by the other. On November 6, 1996, the Company and EG&G signed a settlement agreement pursuant to which, among other things, each party agreed not to sue the other for patent infringement for nonmedical uses of X-ray technology covered by each other's existing patents or by patent applications which claim priority from such patents or, for products existing as of September 12, 1996, covered by patents that may be issued pursuant to existing patent applications. As a result, each party will have broad rights to use the other's existing X-ray technology for an unlimited period of time. There can be no assurance that EG&G will not use the Company's technology in a manner that would materially and adversely affect the Company's business and financial condition.

     The Company is also involved in certain patent litigation with American Science and Engineering, Inc. ("AS&E"), whereby the Company was seeking a declaratory judgement that it is not infringing any AS&E patent. In connection with this litigation, AS&E filed a counterclaim alleging that the Company is infringing one or more of eight AS&E patents. In October 1996, the court dismissed AS&E's infringement counterclaims, but allowed AS&E to raise more specific infringement counterclaims upon asserting factual support for such claims. In December 1996, AS&E filed a motion for leave to file an amended counterclaim asserting that the Company was violating one AS&E patent. The court subsequently dismissed AS&E's motion, but again allowed AS&E to raise more specific infringement counterclaims upon AS&E's asserting factual support for such claims. In February 1997, AS&E filed a further memorandum in support of its motion for leave to file an amended counterclaim. In April 1997, the Court denied AS&E's motion and dismissed its counterclaim without granting leave to file an amended counterclaim. See "Risk Factors - Limited Protection of Intellectual Property Rights; Patent Litigation" and "Item 3. Legal Proceedings."

Competition

     The markets for the Company's products are highly competitive. Certain of the Company's competitors have substantially greater manufacturing, marketing and financial resources than the Company. Other major corporations have announced their intention to enter the security screening market. Competitors may develop superior products or products of similar quality for sale at the same or lower prices. Moreover, there can be no assurance that the Company's products will not be rendered obsolete by new industry standards or changing technology. There can be no assurance that the Company will be able to compete successfully with existing or new competitors. See "Risk Factors - Rapid Technological Change."

     While certain of the Company's competitors currently market automated checked baggage explosives detection products that use dual energy X-ray technology, the Company believes that it is able to compete favorably with these products based upon the overall cost effectiveness of the Company's systems as measured by a combination of factors including effective automated explosives detection, throughput, low cost of operation, installation and integration, price, reliability, and their proven operation in a variety of airports.

     The Company's systems also compete with systems employing other technologies including CT scanner technology and trace detection technology. A product based upon CT scanner technology currently detects a wider range of explosives than does the Company's systems. In 1994, the FAA first certified this CT-based system. However, as recommended by the Gore Commission's final report and as required by the Re-Authorization Act, this system must undergo further testing to resolve whether it can operate under realistic airport operating conditions. This system operates at a significantly lower throughput rate and significantly higher expense than the Company's systems. As a result, there have only been limited permanent installations of CT systems in airports, typically as either Level 2 or Level 3 systems. A new CT-based system currently is in development by another company that is purported to have a higher throughput than the FAA certified CT system. Products based upon trace detection technology have throughput rates lower than those based on dual energy X-ray or CT technology and generally have been installed as Level 3 systems.

     The Company's new Model APS system, which is intended to detect explosives in carry-on bags and personal effects at airports and other installations, has recently been evaluated by various government agencies. These systems will compete against conventional X-ray systems, which are lower in price, as well as advanced explosives detection systems being adapted by its competitors for this use. The Model APS system will compete on the basis of price, detection capabilities, ease of use, expense of operation and reliability.

Manufacturing

     The Company's manufacturing operations consist primarily of assembly, test, burn-in and quality control. The Company has adopted stringent quality assurance procedures that include standard design practices, component selection procedures, vendor control procedures, and comprehensive reliability testing and analysis. As a result of these efforts, the Company has received ISO 9001 certification. The Company's manufacturing facility is currently producing approximately eight of the Company's checked baggage systems per month and has the capability to accommodate production of over 20 checked baggage systems per month. Should market conditions warrant, the Company may choose to establish overseas manufacturing operations.

     The Company purchases a major portion of the parts and peripheral components for its products, and manufactures certain subsystems, such as the high voltage power supply, from raw materials. Most parts and materials are readily available from several supply sources. During fiscal 1997, the Company entered into a joint marketing and royalty agreement with Gilardoni for the APS system. Currently, the Company is purchasing the mainframe and other components of the Model APS from Gilardoni. However, the Company intends to begin full manufacturing of the Model APS at its U.S. facility beginning in March 1998.

Backlog

     Backlog for the Company's products as of September 30, 1996 and 1997 totaled approximately $7.5 million and $15 million, respectively. Backlog consists of purchase orders for which a customer has scheduled delivery within the next twelve months. In certain circumstances, orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of the Company's revenues for any future period.

Employees

     As of September 30, 1997, the Company had 109 full-time employees, including 30 in manufacturing operations and quality assurance, 34 in research, development and engineering, 26 in marketing, sales and customer support, 15 in finance and administration and four in data management. None of the Company's employees is represented by a union. The Company considers its employee relations to be good.

Executive Officers of the Registrant

   The executive officers of the Company and their ages are as follows:

Name                    Age               Position
S. David Ellenbogen      59  Chairman of the Board and Chief
                             Executive Officer

Dr. Jay A. Stein         55  Senior Vice President, Technical
                             Director and Director

Stephen A. Reber         45  President and Chief Operating
                             Officer

William J. Frain         31  Chief Financial Officer and
                             Treasurer

James J. Aldo            46  Vice President of Marketing and
                             Sales

Daniel J. Silva          45  Vice President of Operations


  S. David Ellenbogen, a co-founder of the Company, has served as its Chief Executive Officer and a director since its organization in June 1989 and served as its President from June 1989 until February 1997. Mr. Ellenbogen was also a co-founder of Hologic, a developer, manufacturer and seller of X-ray and other bone densitometers, served as its President from October 1985 until May 1994, and is currently its Chairman of the Board and Chief Executive Officer. Prior to founding Hologic, Mr. Ellenbogen served as President, Treasurer and a director of Diagnostic Technology, Inc. ("DTI"), which he co-founded in 1981. DTI, which developed an X-ray product for digital angiography, was acquired in 1982 by Advanced Technology
Laboratories, Inc. ("ATL"), a wholly-owned subsidiary of Squibb Corporation. Mr. Ellenbogen was involved in the management of the digital angiography group of ATL from 1982 to 1985. Mr. Ellenbogen is employed by Hologic and performs part-time management services for the Company pursuant to a management agreement between the Company
and  Hologic.   See  "Item  13.  Certain  Relationships  and  Related
Transactions."

   Dr. Jay A. Stein, a co-founder of the Company and Hologic, has served as Senior Vice President, Technical Director and a director for both companies since their organization. Dr. Stein co-founded
DTI with Mr. Ellenbogen in 1981, served as Vice President and Technical Director of DTI and was Technical Director of the digital angiography group of its successor, ATL, from 1982 to 1985. Dr. Stein received a Ph.D. in Physics from The Massachusetts Institute of Technology. He is the principal author of fifteen patents pertaining to X-ray technology. Dr. Stein is employed by Hologic and performs part-time management services for the Company pursuant to a management agreement between the Company and Hologic. See "Item 13. Certain Relationships and Related Transactions."

   Stephen A. Reber has served as the Company's President and Chief Operating Officer since February 1997. Prior to joining the Company, Mr. Reber served as President of the MacBeth division of Kollmorgen Corporation, a color instrumentation and process control producer, from February 1994 to February 1997. Prior to joining Kollmorgen, Mr. Reber served in various capacities at Perkin-Elmer Corporation, an analytical instrument producer, including as General Manager, Process Instrumentation from 1991 to 1993 and as General Manager, Aftermarket Products Instrument Group from 1988 to 1991. Mr. Reber received BS and MS degrees in chemical engineering from The Massachusetts Institute of Technology and an MBA from Harvard Business School.

   William J. Frain, a Certified Public Accountant, has served as Chief Financial Officer and Treasurer since October 1996. Prior to that, Mr. Frain served as Controller from August 1993 until October 1996. Prior to joining the Company, Mr. Frain served as an auditor at Arthur Andersen LLP from September 1988 to August 1993.

   James J. Aldo has served as Vice President of Marketing and Sales since July 1993. Prior to that, Mr. Aldo served as Director of Sales and Marketing since joining the Company in July 1989. Prior to joining the Company, Mr. Aldo held positions in marketing, sales, engineering and field service management at AS&E and served as Eastern Regional Manager at Tegal, Inc., a subsidiary of Motorola, Inc., a manufacturer of capital equipment for the semiconductor industry.

   Daniel J. Silva has served as Vice President of Operations since April 1994. Prior to that, Mr. Silva served as the Company's Director of Operations from June 1992 to April 1994. Mr. Silva was hired as an Operations Manager in June 1991. Prior to joining the Company, Mr. Silva held positions in manufacturing, project management and program management at AS&E.

Significant Employees

   Certain key employees of the Company who are not also executive officers or directors are as follows:

     Name          Age         Position

Kristoph D. Krug    44    Chief Technical Officer

Jeremy M. Attree    38    Director of Operations, Europe

   Kristoph D. Krug joined the Company in July 1989 as a Project Engineer, was promoted to Director of Research and Development Engineering in 1992 and became Chief Technical Officer in January 1997. Mr. Krug is the author of two of the Company's patents for X-ray screening. Prior to joining the Company, Mr. Krug was Engineering Manager at Teradyne, Inc., a manufacturer of automated test equipment.

  Jeremy M. Attree has served as Director of Operations, Europe since joining the Company in October 1993. From September 1991 to October 1993, Mr. Attree served as Marketing Manager for EA Technology Ltd, a primary research and development center for the electricity industry in the United Kingdom. Prior to joining EA Technology, Mr. Attree served as Marketing Director and Development Manager for Schlumberger Industries, Security Division, where he was engaged primarily in the development of new products in the airport security field.


Item 2.  Properties

     The Company leases its administrative headquarters and manufacturing facility located in Woburn, Massachusetts. The facility consists of approximately 43,000 square feet, including 21,000 square feet dedicated to the Company's manufacturing operations. The Company also leases 3,600 square feet of office and manufacturing space in San Diego, California for a research and development facility. The Company also has two offices in the United Kingdom, leasing approximately 1,000 square feet of space for sales and service. In addition, the Company has sales offices located in Moudon, Switzerland and New Jersey, USA and a sales and customer support office in Kuala Lumpur, Malaysia. The Company believes that its facilities will be adequate for its needs for the foreseeable future and that suitable additional space will be available at commercially reasonable prices as needed. Should market conditions warrant, the Company may expand its presence in Europe and the Asia-Pacific region by establishing a manufacturing operation or expanding its sales and support offices in one or more of those regions.


Item 3.  Legal Proceedings

     In May 1996, the Company commenced an action in the United States District Court for the District of Massachusetts against AS&E seeking a declaration that the Company does not infringe AS&E patents related to back scattered X-rays. This followed AS&E's allegations of infringement to third parties. No discovery has been taken to date. Following a court decision in July 1997 construing the claims of the AS&E patent, which decision the Company considers favorable, in September 1997 the Company filed a motion for summary judgment of non-infringement. AS&E has not yet filed its papers in opposition to the Company's motion but is seeking discovery. If granted, the Company's motion will resolve all issues remaining in the case in favor of the Company. Earlier, in April 1997, the Court dismissed AS&E's proposed counterclaim seeking to allege patent infringement, so that the only remaining issue in the case is the Company's request for declaration of non-infringement of two claims of a single AS&E patent.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


                               Part II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

Market Information - The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "VVID." The following table sets forth the quarterly high and low sales prices per share of Common Stock since the Company's initial public offering on December 11, 1996, as reported by the Nasdaq National Market.

Fiscal Year Ended September 30, 1997    High      Low
First Quarter                           12 3/4    10
Second Quarter                          24 1/2    11 7/8
Third Quarter                           19 3/4    13 1/4
Fourth Quarter                          18 3/8    14 1/4

Number of Holders - As of December 17, 1997, there were approximately 176 holders of record of the Company's Common Stock, including multiple beneficial holders at depositaries, banks and brokers listed as a single holder in the street name of each respective depositary, bank or broker.

Dividend Policy - The Company has never declared or paid cash dividends on its capital stock and does not plan to pay any cash dividends in the foreseeable future. The Company's current policy is to retain all of its earnings to finance future growth. The
Company's bank line of credit prohibits the payment of cash dividends without prior bank approval.

Recent Sales of Unregistered Securities - The following information is furnished with regard to all securities issued by the Registrant within fiscal 1997 which were not registered under the Securities
Act.

From October 1, 1996 through April 3, 1997, options to purchase a total of 130,850 shares of Common Stock granted under the Registrant's 1989 Combination Stock Option Plan were exercised at exercise prices ranging from $0.10 to $1.00 per share, at an aggregate purchase price of $45,825.

The securities issued in such transactions were not registered under the Securities Act, as amended, in reliance upon the exemptions from registration set forth in Section 3(b) and 4(2) of the Securities Act, relating to sales by an issuer not involving any public offering. None of the foregoing transactions, either individually or in the aggregate, involved a public offering.

Use of Proceeds of Initial Public Offering - On December 10, 1996, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1, Commission file number 333-14311, relating to the initial public offering of the Company's Common Stock, $.01 par value. The offering commenced on December 11, 1996 and all shares covered by the Registration Statement were sold. The managing underwriters for the offering were Lehman Brothers Inc., Cowen & Company and Needham & Company. The following sets forth certain information regarding the offering and the Companys' application of the net proceeds therefrom through September 30, 1997:

                INFORMATION RELATING TO THE OFFERING

          Number of shares registered         2,300,000
          Number of shares sold by
            the Company                       2,300,000

          Aggregate price of the offering
          amount registered and sold        $27,600,000
          Offering Expenses:
               Underwriting discounts and
                 commissions                 $1,932,000
               Finders' fees                         --
               Expenses paid to or for
                 underwriters                        --
               Other expenses                   $45,000
                    Total expenses           $2,777,000     (1)
          Net offering proceeds             $24,823,000
          -------------------------
            (1)    No such expenses were paid directly
            or indirectly to directors, officers,
            general partners of the Company or their associates; to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

                           USE OF PROCEEDS

                Category                         Amount
          Construction of plant, building
            and facilities                      $22,600
          Purchase and installation of
          machinery and equipment              $450,000
          Purchase of real estate                    --
          Acquisition of other businesses            --
          Repayment of indebtedness                  --
          Redemption of redeemable preferred
            stock (1)                        $5,780,650
          Working capital                   $10,919,089
          Temporary investments, net         $6,432,405
               Notes, drafts, bills of
               exchange or bankers'
               acceptances which mature
               not later than one year from
               the date of issuance
          Long-term investments              $1,218,856
               Investment-grade commercial
               paper, with an average
               maturity period of 15 months
                    Total investments        $7,651,261
                    Total                   $24,823,000
          -----------------------
            (1)Of this amount, approximately $900,000 was paid to Beta Partners Limited Partnership. Frank Kenny, a director of the Company, is a general partner of this partnership. No other proceeds of the offering were paid directly or indirectly to directors, officers, general partners of the Company or their associates; to persons owning ten percent or more of any class of equity securities of the Company; or to affiliates of the Company.


Item 6.  Selected Financial Data

The following table contains certain selected consolidated financial data of the Company and is qualified in its entirety by the more detailed Consolidated Financial Statements included herein.  This data should be read in conjunction with "Item 7. Management's
Discussion and Analysis of Financial Condition and Results of
Operations" and the Consolidated Financial Statements appearing elsewhere herein.
                                        Year ended September 30,
                               1993      1994      1995       1996      1997
                               (Dollars in thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues                    $ 2,854   $13,801   $14,437    $15,578   $31,702
Cost of revenues              1,921     6,762     6,129      6,899    13,203
  Gross margin                  933     7,039     8,308      8,679    18,499

Operating expenses:
  Research and development    1,139     2,296     3,653      3,462     4,390
  Selling and marketing         317       716     1,077      1,395     3,556
  General and administrative    221       916     1,120      1,515     2,929
  Litigation expenses            --       199       309      1,150       427
     Total operating expenses 1,677     4,127     6,159      7,522    11,302

Income (loss) from operations  (744)    2,912     2,149      1,157     7,197
Interest and other income
  (expense), net               (115)       (2)      (45)         8       862

Income (loss) before
  income taxes                 (859)    2,910     2,104      1,165     8,059
Provision for income taxes       --       100        90         --     2,193

  Net income (loss)          $ (859)  $ 2,810   $ 2,014    $ 1,165   $ 5,866

Net income (loss) per
  common and common
  equivalent share          $ (0.15)   $ 0.39    $ 0.28     $ 0.15    $ 0.60

Weighted average number
  of common and common
  equivalent shares
  outstanding                 5,815     7,198     7,275      7,869     9,838


(Dollars in thousands)
                                       September 30,
                               1993      1994      1995       1996      1997

Consolidated Balance Sheet Data:
Working capital              $ (338)  $ 2,054   $ 3,968   $ (1,037) $ 29,297
Total assets                  1,509     6,365     7,740     11,963    37,457
Redeemable preferred stock,
  including current portion   5,781     5,781     5,781      5,781        --
Stockholders' equity
  (deficit)                  (5,887)   (3,065)   (1,045)       177    31,711


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with "Item 1. Business," "Item 6. Selected Financial Data," the Company's Consolidated Financial Statements and Notes thereto and the information described under the caption "Risk Factors" below.

Overview

   The Company was founded in 1989 to develop, manufacture and market automated explosives detection systems following the bombing of Pan American Flight 103 over Lockerbie, Scotland. Following its organization, the Company undertook extensive research and development, introducing its first free standing automated explosives detection system, the H-1, in 1991, and its first integrated automated explosives detection systems for Level 1 and Level 2 screening, the VIS and VDS, in 1993. The Company commenced commercial shipments of its VIS and VDS systems in January 1994. As of September 30, 1997, the Company had shipped and installed more than 180 systems for use in airports throughout Europe, and in the Asia/Pacific region. In 1997 the Company introduced the Model APS, a freestanding system to screen carry-on baggage for explosives and weapons. The Model APS can also be used in the non-aviation market to screen baggage at public, private and government facilities. The first unit was sold in June 1997 to the Public Intelligence Department in Riyadh, Saudi Arabia for the protection of VIP's. In November 1997, the Company received an order for seven Model APS systems for the new Terminal One at JFK International Airport in New York. This will be the first terminal in the world to screen all carry-on baggage for explosives.

   The Company's sales are primarily to owners and operators of airports, including foreign governments and regulatory authorities. The Company's revenues are derived primarily from product sales. The Company recognizes revenue from product sales upon shipment to the customer, provided that no significant Company obligations remain outstanding and collection of the related receivable is deemed probable by management. The Company accrues for anticipated warranty and installation costs upon shipment. The Company's revenues also include government research and development grants and revenues from service, the sale of spare parts and training, which have comprised less than 10% of revenues in the periods presented. The Company recognizes revenues under its development grants as services are rendered. In May 1997, the Company received a two-year, $3.5 million research and development grant from the FAA to fund, in part, the development of a cost effective, high speed explosive detection system, based upon the Company's current proprietary technology, that is intended to meet FAA certification requirements. The Company commenced work under this grant in the third quarter of fiscal 1997. The grant is subject to termination by the government at any time. In fiscal 1995, 1996, and 1997 the Company recognized $1.4 million, $0.7 million, and $0.8 million respectively, in development revenue from FAA grants.

   The Company has an exclusive perpetual license to use certain patent rights and technology developed by Hologic for the development, manufacture and sale of X-ray screening security systems for explosives, drugs, currency and other contraband (subject to termination by either party for certain defined defaults). The Company also has a nonexclusive license to use these patents and technology for the development, manufacture and sale of X-ray based products which may be used for process control applications in the food and beverage industries. See "Risk Factors-Limited Protection of Intellectual Property Rights; Patent Litigation" and "Item 13. Certain Relationships and Related Transactions."

   The Company's cost of revenues includes a royalty payable with respect to product sales and other revenues derived from the license with Hologic. Under the terms of this exclusive agreement, this royalty was reduced from 5% to 3% of revenues derived from such license in January 1997 upon the Company reaching $50 million in cumulative revenues subject to the exclusive license. Upon the Company reaching $200 million of cumulative revenues subject to this exclusive license, the royalty will be eliminated entirely. As of September 30, 1997, the Company had reached approximately $79 million in cumulative revenues. See "Item 1. Business-Intellectual Property" and "Item 13. Certain Relationships and Related Transactions."

   In  fiscal  1995,  1996  and  1997, sales  to  BAA  accounted  for approximately 76%, 79% and 39%, respectively, of revenues. Additionally, in fiscal 1997 Airport Authority Hong Kong and Toyo Kanetsu K.K., the baggage-handling contractor for Malaysia's Kuala Lumpur International Airport, accounted for 19% and 27% of the Company's revenues. The Company expects that its revenues from these customers will decrease and will become increasingly dependent upon sales of upgrades, replacement equipment and services. The failure of the Company to obtain orders from customers other than these customers would have a material adverse effect on the Company's business and financial condition. See "Risk Factors-Customer Concentration."

   Substantially all of the Company's revenues have been generated by sales to customers outside the United States. The Company's foreign sales have occurred principally in the United Kingdom, other Western European countries and more recently in the Asia/Pacific region. In fiscal 1997, the Company received orders for 26 and 23 systems at the Kuala Lumpur International Airport in Malaysia and Chek Lap Kok Airport in Hong Kong, respectively, the first two airports in the Asia/Pacific region that are adopting the integrated automated explosives detection approach. The Company shipped all 26 systems to Kuala Lumpur in fiscal 1997, and received a repeat order for three systems to be used at Level 3 to be delivered in fiscal 1998. As of September 30, 1997, the Company had shipped 16 of the 23 systems to Hong Kong. The Company has sales and service offices in the United Kingdom and Malaysia to support its European and Asia/Pacific operations, respectively, and has expanded its presence in Europe and the Middle East. The Company expects international sales to remain an important component of its business.

The Company's export sales generally have been denominated in United States dollars. However, during fiscal 1997 approximately 25% of the Company's revenues were denominated in foreign currencies. The Company on occasion has hedged its foreign currency exposure by entering into forward foreign exchange contracts to hedge against foreign currency fluctuations. There can be no assurance that these hedging efforts will be successful. See "Risk Factors-Reliance on International Sales."

Results of Operations

   For the periods indicated, the following table sets forth the percentage of revenues represented by the respective line items in the Company's consolidated statement of operations:

                                         Year Ended
                                        September 30,
                                   1995    1996    1997
Revenues                            100%    100%    100%
Cost of revenues                     42      44      42
  Gross margin                       58      56      58
Operating expenses:
  Research and development           25      22     14
  Selling and marketing               8       9     11
  General and administrative          8      10      9
  Litigation expenses                 2       8      1
        Total operating expenses     43      49     35

Income from operations               15       7     23
Interest and other income, net       --      --      3
Income before income taxes           15       7     26
Provision for income taxes            1      --      7
  Net income                         14%      7%    19%

   Fiscal Year Ended September 30, 1997 Compared to Fiscal Year Ended September 30, 1996

      Revenues. Revenues increased by approximately 104% to $31.7 million in fiscal 1997, from $15.6 million in fiscal 1996. This increase in revenues primarily was the result of an increase in product sales. The increase in product sales was primarily attributable to the total number of product shipments to Europe as well as the commencement of shipments to Chek Lap Kok Airport in Hong Kong and shipments to Kuala Lumpur International Airport in Malaysia, partially offset by slightly lower average selling prices of the
Company's products. During fiscal 1997, the Company shipped and installed 76 units compared to 30 units in fiscal 1996.

      Gross Margin. Gross margin increased to 58% of revenues in fiscal 1997 compared to 56% of revenues in fiscal 1996. The increase in gross margin in fiscal 1997 was primarily attributable to the decrease, commencing in January 1997, in royalties due to Hologic for the exclusive license of certain patents and technology from 5% to 3%, as well as decreased costs attributable to improved manufacturing efficiencies recognized during the year. These decreases were partially offset by lower average selling prices.

   During the second half of fiscal 1996, the Company's product sales consisted primarily of sales of the newly introduced VIS-M and VDS-II as well as SDE upgrades. During fiscal 1997, the Company was able to reduce certain component costs and achieve other manufacturing efficiencies in the design of the VIS-M and VDS-II, which substantially offset lower average selling prices. The Company also had a significant increase in sales of upgrades, parts and maintenance in fiscal 1997. During the third quarter of fiscal 1997 the Company began recognizing revenue under the $3.5 million FAA research grant. This grant did not have a material impact on gross margins during fiscal 1997.

      Research and Development Expenses. Research and development expenses increased by approximately 27% to $4.4 million (14% of revenues)  in  fiscal  1997 from $3.5 million (22%  of  revenues)  in fiscal 1996. The increase in research and development expenses in fiscal 1997 was primarily due to the addition of engineering personnel and outside consultants working on the development of new
products   and   enhancements   to   existing   products,   including
enhancements to the Model APS system for carry-on baggage and the VIS-M (Matrix configuration). Certain expenses in connection with the development of the Company's next generation system have been included in costs of goods sold in connection with the most recent FAA research and development grant. As a percentage of revenues, research and development expenses declined in the current year, reflecting increased revenues in fiscal 1997.

      Selling and Marketing Expenses. Selling and marketing expenses increased approximately 155% to $3.6 million (11% of revenues) in fiscal 1997 from $1.4 million (9% of revenues) in fiscal 1996. The increase in selling and marketing expenses in fiscal 1997 primarily was due to additional sales and support personnel, as a result of the expansion of operations in Europe and the establishment of operations in the Asia/Pacific region, the payment of commissions to sales representatives in the Asia/Pacific region, and to a lesser extent an increase in advertising, consulting, trade shows and related travel costs. The Company anticipates that it will continue to expand its selling and marketing efforts in fiscal 1998 in anticipation of continued growth.

     General and Administrative Expenses. General and administrative expenses increased approximately 93% to $2.9 million (9% of revenues) in fiscal 1997 from $1.5 million (10% of revenues) in fiscal 1996. The increase in general and administrative expenses in fiscal 1997 was primarily attributable to an increase in personnel and related costs (including non-recurring costs related to relocation fees) as well as additional overhead costs as the headcount for the Company increased approximately 42%. The Company anticipates that general and administrative costs will continue to increase in anticipation of continued growth in fiscal 1998.

      Litigation Expenses. The Company incurred $427,000 and $1.2 million of litigation expenses in fiscal 1997 and 1996, respectively, primarily in connection with the Company's patent litigation with EG&G and to a lesser extent AS&E. On November 6, 1996, the Company entered into an agreement with EG&G to settle EG&G's patent infringement claim against the Company. The litigation expenses in fiscal 1997 also include expenses incurred in connection with the Company's litigation with AS&E. In May 1996, the Company commenced an action in the United States District Court for the District of Massachusetts against AS&E seeking a declaration that the Company does not infringe AS&E patents related to back scattered X-rays. This followed AS&E's allegations of infringement to third parties. No discovery has been taken to date. Following a court decision in July 1997 construing the claims of the AS&E patent, which decision the Company considers favorable, in September 1997 the Company filed a motion for summary judgment of non-infringement. AS&E has not yet filed its papers in opposition to the Company's motion but is seeking discovery. If granted, the Company's motion will resolve all issues remaining in the case in favor of the Company. Earlier, in April 1997, the Court dismissed AS&E's proposed counterclaim seeking to allege patent infringement, so that the only remaining issue in the case is the Company's request for declaration of non-infringement of two claims of a single AS&E patent.

     As a result of the Company's settlement with EG&G in November, and the recent court rulings against AS&E, the Company expects litigation expenses to decline in fiscal 1998.

      Interest Income. The Company recognized net interest income of approximately $813,000 in fiscal 1997 compared to net interest income of $8,000 in fiscal 1996. The increase in fiscal 1997 was primarily attributable to higher average cash balances resulting from the receipt of proceeds from the Company's initial public offering.

      Provision for Income Taxes. The Company's effective tax rate for fiscal 1997 was 27% compared to no provision for income taxes in fiscal 1996. The Company's effective tax rate in fiscal 1997 was lower than the statutory tax rates primarily due to the use of tax credits and the tax benefits associated with the Company's foreign sales corporation. The provision for income taxes in fiscal 1996 was a result of the Company's recognition of a deferred tax asset, which reflected management's determination, in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 109, that it was more likely than not that this deferred tax asset would be utilized.


  Fiscal Year Ended September 30, 1996 Compared to Fiscal Year Ended September 30, 1995

  Revenues. Revenues increased by approximately 8% to $15.6 million in fiscal 1996, from $14.4 million in fiscal 1995. This increase was the result of an increase in product sales which was partially offset by a decrease in revenue associated with the Company's 1995 FAA development grant. The increase in product sales was primarily attributable to an increase in unit sales, which was partially offset by lower average selling prices.

  Gross Margin. Gross margin decreased to 56% of revenues in fiscal 1996 compared to 58% of revenues in fiscal 1995. The decrease in gross margin was primarily attributable to the Company's change in product mix, lower average selling prices, and a reduction in revenues associated with the Company's 1995 FAA grant which were partially offset by manufacturing efficiencies.

  During fiscal 1995 and the first half of fiscal 1996, the Company's product sales consisted primarily of sales of the VIS-W. During the second half of fiscal 1996, product sales shifted to the newly introduced VIS-M, VDS-II, and SDE upgrades, each of which has a lower average selling price than the VIS-W. The Company was able to reduce certain component costs and achieve other manufacturing efficiencies in the design of the VIS-M and VDS-II, which substantially offset these lower selling prices. In addition, the Company's work under its FAA grant was completed in the third quarter of fiscal 1996. The effect of this grant increased the Company's gross margin by approximately 2% in the first three quarters of fiscal 1996.

   Research and Development Expenses. Research and development expenses decreased by approximately 5% to $3.5 million (22% of revenues) in fiscal 1996 from $3.7 million (25% of revenues) in fiscal 1995. The decrease was primarily attributable to expenditures in fiscal 1995 related to the Company's development of its VIS-M product, which was substantially completed by the first quarter of fiscal 1996.

   Selling and Marketing Expenses. Selling and marketing expenses increased by approximately 29% to $1.4 million (9% of revenues) in fiscal 1996 from $1.1 million (8% of revenues) in fiscal 1995. The increase was primarily attributable to additional sales and support personnel, and to an increase in advertising, consulting and trade show costs.

   General and Administrative Expenses. General and administrative expenses increased by approximately 35% to $1.5 million (10% of revenues) in fiscal 1996 from $1.1 million (8% of revenues) in fiscal 1995. The increase was primarily attributable to an increase in personnel and additional overhead costs related to the Company's move to a new facility in March 1996.

   Litigation Expenses. The Company incurred $1.2 million and $0.3 million of litigation expenses in fiscal 1996 and 1995, respectively, primarily in connection with the Company's patent litigation with EG&G. On November 6, 1996, the Company entered into an agreement with EG&G to settle this litigation. The litigation expenses in fiscal 1996 also included expenses incurred in connection with the Company's litigation with AS&E. See "Risk Factors-Limited Protection of Intellectual Property Rights; Patent Litigation," "Item 1. Business-Intellectual Property" and "Item 3. Legal Proceedings."

   Interest Income (Expense), Net. The Company recognized net interest income of $8,000 in fiscal 1996 and net interest expense of $45,000 in fiscal 1995. The change in interest income (expense), net was primarily attributable to reduced average borrowings by the Company under its bank working capital line of credit.

  Provision for Income Taxes. The Company recorded no provision for income taxes in fiscal 1996 compared to an effective tax rate of 4% in fiscal 1995. The provision for income taxes in fiscal 1996 reflected the Company's recognition of a deferred tax asset. If the Company had not recognized this deferred tax asset, the Company's effective tax rate in fiscal 1996 would have been 16%.


Liquidity and Capital Resources

   Since inception, the Company has funded its operations and capital expenditures through internally generated cash flow, proceeds from sales of securities and the availability of a working capital line of credit. In December 1996 and January 1997, the Company received total net proceeds of approximately $24.8 million from the initial public offering of its Common Stock, of which $5.8 million was used to redeem all of the Company's outstanding shares of Series A Preferred Stock and Series C Preferred Stock. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" and "Item
13.  Certain Relationships and Related Transactions."

   At September 30, 1997, the Company had working capital of $29.3 million, including approximately $18.0 million in cash and cash equivalents and short-term investments. In addition, the Company had $1.2 million of long-term investments, none of which have maturities of less than 18 months. The Company also has a $5.0 million bank line of credit which expires in February 1998. The Company's bank line of credit bears interest at the bank's prime rate (8.5% as of September 30, 1997). The line of credit is secured by substantially all of the Company's assets and contains certain financial and other covenants. At September 30, 1997, the Company had no amounts outstanding under this line of credit.

   During the fiscal year ended September 30, 1997, the Company's net cash used in operating activities was approximately $1.9 million. During that period, net income and depreciation and amortization expenses totaling $6.3 million, were offset by a $5.8 million increase in accounts receivable, a $1.5 million increase in inventories, a $1.0 million decrease in accrued expenses. The increase  in  inventories  and  accounts  receivable  were  primarily attributable to the Company's increased product sales. As of November 30, 1997, the Company received payments of approximately $6.4 million against the outstanding receivable balance at September 30, 1997.

  During the fiscal year ended September 30, 1997, the Company's net cash used in investing activities was approximately $8.1 million, primarily reflecting the net purchase of approximately $7.7 million of short-term investments. Cash used in investing activities also included capital expenditures for fiscal 1997 of approximately
$540,000. While the Company does not have any significant commitments for capital expenditures, the Company anticipates that it will continue to purchase equipment to support its anticipated growth.

  During the fiscal year ended September 30, 1997, net cash provided by financing activities was $19.9 million, primarily attributable to the receipt of net proceeds of approximately $24.8 million from the initial public offering of the Company's common stock and approximately $800,000 of proceeds from the exercise of stock options. The Company used approximately $5.8 million of the net proceeds of the offering to redeem all of its outstanding shares of mandatorily redeemable non-convertible preferred stock.

   The Company does not currently have any significant capital commitments and believes that existing sources of liquidity, including the net proceeds of its initial public offering, funds expected to be generated from operations and its line of credit will provide adequate cash to fund the Company's anticipated operational and other cash needs through at least the next twelve months. However, for a brief discussion of the factors that could adversely affect the Company's financial position and results of operations, see "Risk Factors."


Recent Accounting Pronouncements

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which established new standards for calculating and presenting earnings per share. The Company will adopt this new standard in its fiscal 1998 financial statements, which will require the reporting of diluted earnings per share and basic earnings per share, as defined. SFAS No. 128 is effective for periods ending after December 15, 1997, and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. For the years ended September 30, 1995, 1996 and 1997, diluted earnings per share would have been $0.28, $0.15 and $0.60, respectively. Basic earnings per share would have been $1.11, $0.64 and $0.78, respectively, for the same periods.


Risk Factors

     This Report contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Report should be read as being applicable to all forward-
looking  statements  wherever  they  appear  in  this  Report.    The
Company's actual results could differ materially from those discussed
herein.   Factors that could cause or contribute to such  differences include those discussed below, as well as those discussed elsewhere in this Report.

   Customer Concentration. In fiscal 1995, 1996 and 1997, sales to BAA accounted for approximately 76%, 79% and 39%, respectively, of the Company's revenues. Additionally, in fiscal 1997 Airport
Authority Hong Kong and Toyo Kanetsu K.K., the baggage-handling contractor for Malaysia's Kuala Lumpur International Airport, accounted for 19% and 27%, respectively, of the Company's revenues. Each of these customers is nearing completion of deployment of checked baggage explosives detection systems at their respective airports. As a result, the Company expects that its revenues from these customers will decrease and will become increasingly dependent upon sales of upgrades, replacement equipment and services. The inability of the Company to obtain orders from customers other than these would have a material adverse effect on the Company's business and financial condition.

   Dependence on Government Regulation. The Company's sales of its explosives detection systems for use in airports has been and will continue to be dependent upon governmental initiatives to require or support the screening of baggage with advanced explosives detection systems. Substantially all of such systems have been installed at airports in countries in which the applicable governmental or regulatory authority overseeing the operations of the airport has mandated such screening. Such mandates are influenced by many factors outside of the control of the Company, including political and budgetary concerns of governments, airlines and airports. In the United States, the Aviation Security Act of 1990 directed the FAA to develop a standard for explosives detection systems and required airports in the United States to deploy systems meeting this standard by 1993. The standard adopted by the FAA is more comprehensive than standards adopted in most other countries. The FAA first certified a computed tomography ("CT") system in December 1994. However, as recommended by the Gore Commission's final report, issued in February 1997, and as required by the Federal Aviation Re-Authorization Act of 1996 (the "Re-Authorization Act"), this system must undergo further testing to resolve whether it can operate under realistic airport operating conditions, including processing baggage at required throughput rates. To date, no system has demonstrated that it meets the FAA standard under realistic airport operating conditions. As a result, only a limited number of these systems have been deployed, primarily on a test basis, in the United States. The Company's systems do not meet the FAA certification standard. There can be no assurance that any of the Company's systems will ever meet this or any other United States certification standard. Moreover, there can be no assurance that additional countries will mandate the implementation of effective explosives screening of airline baggage, or that, if mandated, the Company's systems will meet the certification or other requirements of the applicable governmental authority. See "Item 1. Business-Regulation."

   In October 1996, the United States enacted the Re-Authorization Act, which included an allocation for the purchase of explosives detection systems and other advanced security equipment by air carriers and airport authorities. Utilizing this allocation, the FAA has ordered initial quantities of the CT-based system, trace detection systems and dual energy X-ray based systems, including eight systems from the Company. Deployment of these various systems is not scheduled for completion until mid-1998. There can be no assurance that the FAA will order additional systems from the Company. See "Item 1. Business-Industry Background."

    Developing Market; Uncertainty of Market Acceptance. The explosives detection system market is at a relatively early stage of development. Acceptance of explosives detection systems on a broad basis will be dependent upon the acceptance and adoption of explosives detection systems by airlines and airports throughout the world, the expansion of applications for explosives detection technology, government initiatives to support the expansion of this market, the performance and price of the Company's and its competitors' products, customer reaction to those products and continued cost and performance improvements in explosives detection technology. There can be no assurance that the explosives detection market will develop further or that the Company will be successful in marketing its products effectively and obtaining broader market acceptance for its products. Failure to do so would have a material adverse effect on the Company's business and financial condition. Further, if one of the Company's or a competitor's systems were to fail to detect explosives and such failure resulted in an airline bombing, the ability of the Company to market its products could be materially adversely affected. See "Item 1. Business-Industry Background."

  Significant Fluctuations and Unpredictability of Operating Results. Significant annual and quarterly fluctuations in the Company's results of operations may be caused by several factors, including the overall demand for explosives detection systems, market acceptance of the Company's products, the timing of regulatory approvals for the Company's system and government initiatives to promote the use of explosives detection systems such as those manufactured and sold by the Company. Other factors that may cause fluctuations in operating results include the timing of the announcement, introduction and delivery of new products and product enhancements by the Company and its competitors, variations in the Company's product mix and component costs, timing of customer orders, adjustments of delivery schedules to accommodate customers programs, the availability of materials and labor necessary to produce the Company's products, the availability of components from suppliers, the timing and level of expenditures in anticipation of future sales, and pricing and other competitive conditions. Customers may also cancel or reschedule shipments and production difficulties could delay shipments. Relatively few system sales to relatively few customers comprise a significant portion of the Company's revenues in each quarter. Therefore, small variations in the number of systems sold could have a significant effect on the Company's results of operations. The Company believes that period to period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

   Lengthy Sales Cycle. As a result of the significant capital and other commitments required to install and integrate the Company's products into an airport baggage handling system, foreign regulatory approval requirements, and the developing nature of the explosives detection market, the Company has experienced extended sales cycles with its customers. The Company's sales efforts with certain existing and potential customers have extended over several years. Customers may initially purchase one or a few units for extensive testing and evaluation before making a decision regarding volume purchases and, in certain circumstances, the Company may provide a potential customer with a demonstration unit for regulatory testing and evaluation free of charge. Delays in anticipated purchase orders could have a material adverse effect on the Company's business and financial condition. See "Risk Factors-Significant Fluctuations and Unpredictability of Operating Results" and "Item 1. Business-Marketing and Sales."

   Reliance on International Sales. In fiscal 1995, 1996 and 1997, international sales accounted for approximately 91%, 95% and 97%, respectively, of the Company's revenues. The Company anticipates that international sales will continue to account for a significant percentage of the Company's revenues. Risks associated with international sales include, among other things, international regulatory requirements and policy changes, political and economic instability, possible foreign currency controls, intellectual property protection, currency exchange rate fluctuations, tariffs or other barriers, staffing and management of foreign operations, inventory management, accounts receivable collection and the management of distributors or representatives. In particular, recent economic instability in the Asia/Pacific region may delay or reduce airport capital projects in that region which could have a material adverse effect on the Company's business. In addition, most foreign countries have their own regulatory approval requirements for sales of the Company's products. As a result, the Company's introduction of new products into international markets can be costly and time consuming, and there can be no assurance that the Company will be able to obtain the required regulatory approvals on a timely basis, if at all. Furthermore, the Company's international sales have been denominated primarily in United States dollars. The Company anticipates that its international sales may increasingly be denominated in foreign currencies. The Company on occasion has hedged its foreign currency exposure by entering into forward foreign exchange contracts to hedge against foreign currency fluctuations. There can be no assurance that these hedging efforts will be successful or that other risks associated with international sales and operations will not have a material adverse effect on the
Company's business and financial condition. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1. Business-Marketing and Sales."

   Uncertainty of Product Development. The Company's success will depend upon its ability to enhance its existing products, and to develop new products to meet regulatory and customer requirements and to achieve market acceptance. The enhancement and development of these products will be subject to all of the risks associated with new product development, including unanticipated delays, expenses, technical problems or other difficulties that could result in the abandonment or substantial change in the commercialization of these enhancements or new products. Given the uncertainties inherent with product development and introduction, there can be no assurance that the Company will be successful in introducing products or product enhancements, including products that meet FAA certification standards, on a timely basis, if at all, or that the Company will be able to market successfully these products and product enhancements once developed.

  Rapid Technological Change. The market for the Company's products is characterized by rapid technological change and evolving industry requirements. The Company believes that its future success will depend in large part upon its ability to enhance its existing products and to successfully develop new products that meet regulatory and customer requirements and gain market acceptance. There can be no assurance that the Company's products will not be rendered obsolete by new industry standards or changing technology.

   Competition. The markets for the Company's products are highly competitive. The Company's systems compete against dual energy X-ray as well as other competing technologies, including CT and trace detection. Certain of the Company's competitors have substantially greater manufacturing, marketing and financial resources than the Company. In addition, other major corporations have recently announced their intention to enter the security screening market and currently have systems in development. One of the Company's competitors has developed a product based upon CT scanner technology that was certified by the FAA. However, as recommended by the Gore Commission's final report and as required by the Re-Authorization Act, this system must undergo further testing to resolve whether it can operate under realistic airport operating conditions. The Company is aware of a new CT-based system currently in development by another company that is purported to have a higher throughput than the FAA certified CT system. None of the Company's products have been certified by the FAA. Competitors may develop superior products or products of similar quality for sale at the same or lower prices. Other technical innovations may impair the Company's ability to market its products. There can be no assurance that the Company will be able to compete successfully with existing or new competitors. See "Item 1. Business-Competition."

    Limited Protection of Intellectual Property Rights; Patent Litigation. The Company's success depends significantly upon proprietary technology. The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect its proprietary rights, all of which afford only limited protection. The Company has obtained three patents and has pending three patent applications in the United States (two of which have been allowed but have not yet been issued). In addition, for certain foreign countries the Company has pending patent applications that correspond to the subject matter of certain United States patents and patent applications. There can be no assurance that any of the Company's unallowed patent applications will be granted, that any patent or patent application will provide significant protection for the Company's products and technology, or that the Company's current or future products, processes or technology will not be challenged under patents held by competitors or potential competitors.
Moreover, there can be no assurance that foreign intellectual property laws will protect the Company's intellectual property rights. In the absence of significant patent protection, the Company may be vulnerable to competitors who attempt to copy the Company's products, processes or technology.

   The Company has an exclusive perpetual license to use certain patent rights and technology developed by Hologic for the development, manufacture and sale of X-ray screening security systems for explosives, drugs, currency and other contraband (subject to termination by either party for certain defined defaults). The Company also has a nonexclusive license to use this technology for the development, manufacture and sale of X-ray-based products for process control applications in the food and beverage industries. If the Company desires to develop products for other applications, it must either use alternative technology or obtain an additional license from Hologic. There can be no assurance that the Company would be able to develop or license alternative technology for any additional applications, or that the Company would be able to license Hologic's technology for these applications on favorable terms, if at all. In addition, there can be no assurance that Hologic will not develop or license its technology to others for applications competitive with those that may be developed by the Company outside of areas for which the Company has an exclusive license. See "Item
13.  Certain Relationships and Related Transactions."

    The   Company  was  involved  in  patent  litigation  with   EG&G
Astrophysics Research Corporation ("EG&G"), in which each party claimed that the other was infringing certain patents held by the other. On November 6, 1996, the Company and EG&G signed a settlement agreement pursuant to which, among other things, each party agreed not to sue the other for patent infringement for nonmedical uses of X-ray technology covered by each other's existing patents or by patent applications which claim priority from such patents, or, for products existing as of September 12, 1996, covered by patents that may be issued pursuant to existing patent applications. As a result, each party will have broad rights to use the other's existing X-ray
technology  for  an  unlimited period  of  time.   There  can  be  no
assurance that EG&G will not use the Company's technology in a manner that would materially and adversely affect the Company's business and financial condition. See "Item 1. Business-Intellectual Property."

   In May 1996, the Company commenced an action in the United States District Court for the District of Massachusetts against AS&E seeking a declaration that the Company does not infringe AS&E patents related
to  back  scattered  X-rays.   This followed  AS&E's  allegations  of
infringement to third parties. No discovery has been taken to date. Following a court decision in July 1997 construing the claims of the AS&E patent, which decision the Company considers favorable, in September 1997 the Company filed a motion for summary judgment of non-infringement. AS&E has not yet filed its papers in opposition to the Company's motion but is seeking discovery. If granted, the Company's motion will resolve all issues remaining in the case in favor of the Company. Earlier, in April 1997, the Court dismissed AS&E's proposed counterclaim seeking to allege patent infringement, so that the only remaining issue in the case is the Company's request for declaration of non-infringement of two claims of a single AS&E patent. Although the Company does not believe that it is infringing any valid patent of AS&E, there can be no assurance that AS&E will not make a new
counterclaim   in   which   it  raises  more  specific   infringement
allegations.   Failure of the Company to prevail in  this  litigation
could have a material adverse effect on the Company's business and financial condition. See "Item 1. Business-Intellectual Property" and "Item 3. Legal Proceedings."

   Management of Growth. The Company has undergone a period of growth, and any continued expansion may significantly strain the Company's management, financial and other resources. Due to the level of technical and marketing expertise necessary to support its existing and new customers, the Company must attract and retain highly qualified and well-trained personnel. There are a limited number of persons with the requisite skills to serve in these positions, and it may become increasingly difficult for the Company to hire such personnel. The Company's expansion may also significantly strain the Company's management, manufacturing, financial and other resources. There can be no assurance that the Company's systems, procedures, and controls will be adequate to support the Company's operations or that the Company will be able to successfully integrate its new personnel. Failure to manage the Company's growth properly could have a material adverse effect on the Company's business and financial condition. See "Item 1. Business-Executive Officers of the Registrant."

   Risks Associated with Possible Acquisitions. The Company intends to pursue potential acquisitions of businesses, products and technologies that could complement or expand the Company's business. There can be no assurance that the Company will be able to identify any appropriate acquisition candidate. If the Company identifies an acquisition candidate, there can be no assurance that the Company would be able to successfully negotiate the terms of any such acquisition, finance such acquisition or integrate such acquired business, products or technologies into the Company's existing business and products. Furthermore, the negotiation of potential acquisitions as well as the integration of an acquired business could cause diversion of management's time and resources, and require the Company to use working capital to consummate a potential acquisition. There can be no assurance that a given acquisition, whether or not consummated, would not have a material adverse effect on the Company's business or financial condition. If the Company consummates one or more significant acquisitions in which consideration consists of Common Stock, stockholders of the Company could suffer significant dilution of their interests in the Company. See "Risk Factors-Management of Growth."

   Potential for Product Liability Claims. The Company's business involves the risk of product liability claims inherent to the explosives detection industry. There are many factors beyond the control of the Company that could result in the failure of the Company's products to detect explosives, such as the reliability of a customer's operators, the ongoing training of such operators and the maintenance of the Company's products by its customers. For these and other reasons, there can be no assurance that the Company's products will detect all explosives concealed in screened bags. The failure to detect an explosive could give rise to product liability claims and result in negative publicity that could have a material adverse effect on the Company's business and financial condition. The Company currently maintains aviation product liability insurance with an aggregate coverage limit of $150 million per year, subject to certain deductibles and exclusions. There can be no assurance that this insurance will be sufficient to protect the Company from product liability claims, or that product liability insurance will continue to be available to the Company at a reasonable cost, if at all.

   Concentration of Ownership; Control by Management. As of December 17, 1997, the Company's executive officers, directors and their affiliates and members of their immediate families beneficially owned approximately 18% of the outstanding shares of Common Stock, excluding shares issuable upon exercise of options and warrants. As a result, these stockholders, if acting together, will be able to exert substantial influence over actions requiring stockholder approval, including the election of directors, amendments to the Company's Restated Certificate of Incorporation, mergers, sales of assets or other business acquisitions or dispositions.

   Antitakeover Provisions. The Company's Restated Certificate of Incorporation contains certain provisions that may discourage bids for the Company. This could limit the price that certain investors might be willing to pay in the future for shares of the Common Stock.


Item 8.  Financial Statements and Supplementary Data

The consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, in this Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.



                              PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this Item 10 is hereby incorporated by reference to the text appearing under Part I, Item 1 - Business under the caption "Executive Officers of the Registrant" in this Report, and by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.


Item 11.  Executive Compensation

     The information required by this Item 11 is hereby incorporated by reference to the information under the heading "Executive
Compensation" in the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     The information required by this Item 12 is hereby incorporated by reference to the information under the heading "Securities
Beneficially Owned by Directors, Officers and Principal Stockholders" in the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.


Item 13.  Certain Relationships and Related Transactions

     The information required by this Item 13 is hereby incorporated by reference to the information under the heading "Certain
Transactions," if any, in the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.


                               PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)  The following documents are filed as part of this report:

  (1)  Financial Statements
                                                                       Page
     Report of Independent Public Accountants                           F-1

     Consolidated Balance Sheets as of September 30, 1996 and 1997      F-2

     Consolidated Statements of Operations for the years ended
     September 30, 1995, 1996 and 1997                                  F-3

     Consolidated Statements of Stockholders' Equity (Deficit) for
     the years ended September 30, 1995, 1996 and 1997                  F-4

     Consolidated Statements of Cash Flows for the years ended
     September 30, 1995, 1996 and 1997                                  F-5

     Notes to Consolidated Financial Statements                         F-6

  (2)  Financial Statement Schedules

     Supplemental schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

  (3)  Listing of Exhibits


Exhibit                                             Reference
No.

2.01       Merger Agreement between the Company        A**
           and the Company's Massachusetts
           predecessor

3.01       Restated Certificate of Incorporation       A**

3.02       By-laws of the Company                      A**

4.01       Specimen Certificate for shares of          A**
           the Company's Common Stock

4.02       Description of Capital Stock                A**
           (contained in the Restated
           Certificate of Incorporation of the
           Company, filed as Exhibit 3.01)

4.03       Description of Registration Rights          A**
           (contained in Exhibits 10.05, 10.11
           and 10.13)

10.01      Contract for the Manufacture, Supply,       A**
           Installation and Commissioning of
           Hold Baggage Screening Equipment
           between the Company and BAA plc.

10.02      Distribution and Development                A**
           Agreement between the Company and
           Gilardoni S.p.A.

10.02a     Memorandum of Understanding between    Filed herewith
           Gilardoni S.p.A. and the Company

10.03      First Amended and Restated Line of          A**
           Credit Loan and Security Agreement
           between the Company and BayBank, N.A.
           and corresponding Note of the Company
           in favor of BayBank, N.A.

10.04      Form of Warrant to purchase Common          A**
           Stock issued to certain investors.

10.05      Warrant to purchase Common Stock            A**
           issued to Dominion Fund II, L.P.

10.06      1989 Combination Stock Option Plan of       A**
           the Company*

10.07      1996 Non-Employee Director Stock            A**
           Option Plan of the Company*

10.08      1996 Equity Incentive Plan of the           A**
           Company*

10.09      Facility lease between the Company          A**
           and Cummings Properties Management,
           Inc.

10.10      Form of Indemnification Agreement for       A**
           directors and officers of the Company

10.11      Series A and Series B Preferred Stock       A**
           Purchase Agreement

10.12      Series C and Series D Preferred Stock       A**
           Purchase Agreement

10.13      Conversion Agreement between the            A**
           Company and certain investors

10.14      Amended Shareholder Agreement among         A**
           the Company's Massachusetts
           predecessor, S. David Ellenbogen, Jay
           A. Stein and certain investors

10.15      Management Services Agreement between       A**
           the Company and Hologic, Inc.

10.16      License and Technology Agreement            A**
           between Company and Hologic, Inc.,
           together with First Amendment to such
           License and Technology Agreement

10.17      Description of Bonus Plan                   A**

10.18      Demand Line of Credit Loan and         Filed herewith
           Security Agreement between the
           Company and BankBoston, N.A. and
           corresponding Note of the Company in
           favor of BankBoston, N.A.

11.01      Statement re:  Computation of Per      Filed herewith
           Share Earnings

21.01      Subsidiaries of the Company                 A**

23.01      Consent of Arthur Andersen LLP         Filed herewith

27.01      Financial Data Schedule                Filed herewith
____________________

A Incorporated by reference to the Company's registration statement on Form S-1 (Registration No. 333-14311). The number set forth herein is the number of the Exhibit in said registration statement.

*    Management contract or compensatory plan or arrangement.

** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

(b)  REPORTS ON FORM 8-K

     The Company did not file any current reports on Form 8-K during the quarter ended September 30, 1997.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VIVID TECHNOLOGIES, INC.

Dated:  December 29, 1997     By:  /s/ Stephen A. Reber
                                   Stephen A. Reber
                                   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                Title                    Date

/s/ S. David Ellenbogen  Director and Chief       December 29, 1997
S. David Ellenbogen      Executive Officer


/s/ William J. Frain     Chief Financial Officer  December 29, 1997
William J. Frain         and Treasurer


/s/ Jay A. Stein         Director                 December 29, 1997
Jay A. Stein


                         Director
L. Paul Bremer III


                         Director
Frank Kenny


/s/ Glenn P. Muir        Director                 December 29, 1997
Glenn P. Muir


/s/ Gerald Segel         Director                 December 29, 1997
Gerald Segel



             Report of Independent Public Accountants



To Vivid Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Vivid Technologies, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vivid Technologies, Inc. and subsidiaries as of September 30, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.




                                   ARTHUR ANDERSEN LLP

Boston, Massachusetts
October 27, 1997


             VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

                    Consolidated Balance Sheets



                                                  September 30,
                                                1996           1997
Assets
Current Assets:
Cash and cash equivalents                 $1,661,724    $11,571,630
Short-term investments                            --      6,432,405
Accounts receivable                        3,720,478      9,493,519
Inventories                                4,741,658      6,195,096
Deferred tax asset                           181,000        606,790
Other current assets                         444,902        742,729

Total current assets                      10,749,762     35,042,169

Property and Equipment, at cost:
Machinery and equipment                    1,681,659      2,166,867
Equipment under capital leases               198,580        198,580
Leasehold improvements                       143,776        165,995
Furniture and fixtures                        58,855         84,462
                                           2,082,870      2,615,904
Less-Accumulated depreciation
  and amortization                         1,097,717      1,531,709
                                             985,153      1,084,195

Other Assets, net                            228,077      1,330,233

                                         $11,962,992    $37,456,597

Liabilities and Stockholders' Equity

Current Liabilities:
Obligation under capital leases          $    36,888   $      4,366
Accounts payable                           1,493,874      1,566,831
Accrued expenses                           3,432,914      2,418,431
Currently redeemable Series A
  preferred stock                          2,343,750             --
Currently redeemable Series C
  preferred stock                          3,436,900             --
Customer deposits                          1,042,085      1,755,788

Total current liabilities                 11,786,411      5,745,416

Commitments and Contingencies
    (Notes 9 and 11)

Stockholders' Equity:
Preferred stock, $.01 par value-
Authorized-1,000,000 shares
Issued and outstanding-None                       --             --
Convertible preferred stock, $.01 par value-
Series B-
Authorized-250,000 shares in 1996
Issued and outstanding-250,000 shares in 1996;
none in 1997                                   2,500             --
Series D-
Authorized-254,585 shares in 1996
Issued and outstanding-254,585 shares in 1996;
none in 1997                                   2,546             --
Common stock, $.01 par value-
Authorized-30,000,000 shares
Issued and outstanding-1,740,520 shares in
1996; 9,496,684 shares in 1997                17,405         94,967
Capital in excess of par value               594,279     26,190,785
Retained earnings (deficit)                 (440,149)     5,425,429

Total stockholders' equity                   176,581     31,711,181

                                         $11,962,992    $37,456,597


 The accompanying notes are an integral part of these consolidated financial statements.


             VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

               Consolidated Statements of Operations



                                             Year Ended September 30,
                                           1995          1996          1997

Revenues                            $14,437,220   $15,578,326   $31,702,188

Cost of Revenues (includes
approximately $929,000, $775,000 and
$988,000, respectively, of royalties
to and purchases from Hologic; see
Note 7)                               6,128,986     6,899,433    13,202,925

    Gross margin                      8,308,234     8,678,893    18,499,263

Operating Expenses (includes
approximately $530,000, $325,000 and
$112,000, respectively, of
management service expenses from
Hologic; see Note 7):
Research and development              3,653,041     3,461,555     4,390,446
Selling and marketing                 1,077,235     1,394,880     3,556,006
General and administrative            1,120,292     1,515,420     2,928,658
Litigation expenses                     308,482     1,149,889       427,000

    Total operating expenses          6,159,050     7,521,744    11,302,110

Income from Operations                2,149,184     1,157,149     7,197,153

Interest Income                          53,378        60,616       814,966

Interest Expense                        (98,487)      (53,001)       (2,040)

Other Income, net                            --            --        48,834

    Income before income taxes        2,104,075     1,164,764     8,058,913

Provision for Income Taxes               90,000            --     2,193,335

    Net income                       $2,014,075    $1,164,764    $5,865,578

Net Income per Common and Common
Equivalent Share                        $   .28       $   .15       $   .60

Weighted Average Number of Common
and Common Equivalent Shares
Outstanding                           7,275,138     7,868,853     9,838,300


 The accompanying notes are an integral part of these consolidated financial statements.


                    VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

            Consolidated Statements of Stockholders' Equity (Deficit)

                            Series B               Series D
                           Convertible            Convertible
                         Preferred Stock        Preferred Stock      Common Stock           Capital in     Retained
                       Number     $.01        Number     $.01        Number     $.01       Excess of Par   Earnings
                       of Shares  Par Value   of Shares  Par Value   of Shares  Par Value      Value       (Deficit)        Total

Balance,
September 30, 1994       250,000    $ 2,500     254,585    $ 2,546   1,647,600   $ 16,476     $532,238  $(3,618,988)  $(3,065,228)
  Exercise of stock
  options                     --         --          --         --      26,750        267        6,308           --         6,575
  Net income                  --         --          --         --          --         --           --    2,014,075     2,014,075

Balance,
September 30, 1995       250,000      2,500     254,585      2,546   1,674,350     16,743      538,546   (1,604,913)   (1,044,578)
  Issuance of common
   stock for services         --         --          --         --      15,000        150       44,850           --        45,000
  Exercise of stock
   options                    --         --          --         --      51,170        512       10,883           --        11,395
  Net income                  --         --          --         --          --         --           --    1,164,764     1,164,764

Balance,
September 30, 1996       250,000      2,500     254,585      2,546   1,740,520     17,405      594,279     (440,149)      176,581
  Exercise of stock
   options, including
   tax benefit of
   $659,194                   --         --          --         --     333,800      3,338      809,231           --       812,569
  Exercise of stock
   purchase warrants          --         --          --         --      76,514        765       32,195           --        32,960
  Conversion of
   preferred stock
   into common stock    (250,000)    (2,500)   (254,585)    (2,546)  5,045,850     50,459      (45,413)          --            --
   Sale of common
    stock, net of
    issuance costs of
    approximately
    $2,777,000                --         --          --         --   2,300,000     23,000   24,800,493           --    24,823,493
   Net income                 --         --          --         --          --         --           --    5,865,578     5,865,578

Balance,
September 30, 1997            --    $    --          --    $    --   9,496,684   $ 94,967  $26,190,785  $ 5,425,429   $31,711,181

   The accompanying notes are an integral part of these consolidated financial statements.


             VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

               Consolidated Statements of Cash Flows



                                               Year Ended September 30,
                                           1995          1996          1997

Cash Flows from Operating Activities:
Net income                           $2,014,075    $1,164,764    $5,865,578
Adjustments to reconcile net income
to net cash provided by (used in)
operating activities-
  Depreciation and amortization         276,838       344,894       441,072
  Issuance of common stock for services      --        45,000            --
  Changes in assets and liabilities-
    Accounts receivable                (331,765)   (2,552,354)   (5,773,041)
    Inventories                        (241,116)   (1,557,190)   (1,453,438)
    Deferred tax asset                       --      (181,000)     (425,790)
    Other current assets                (23,546)     (387,520)     (297,827)
    Accounts payable                   (504,129)      767,303        72,957
    Accrued expenses                    535,331     1,156,031    (1,014,483)
    Customer deposits                  (677,390)    1,042,085       713,703

Net cash provided by (used in)
operating activities                  1,048,298      (157,987)   (1,871,269)

Cash Flows from Investing Activities:
Purchase of property and
 equipment, net                        (383,670)     (427,053)     (533,034)
Purchases of investments                     --            --   (11,650,261)
Maturity of investments                 500,000            --     3,999,000
Decrease (increase) in other assets       4,063       (37,581)      109,620

Net cash provided by (used in)
investing activities                    120,393      (464,634)   (8,074,675)

Cash Flows from Financing Activities:
Net proceeds from sale of
 common stock                                --            --    24,823,493
Proceeds from exercise of stock
 purchase warrants                           --            --        32,960
Redemption of Series A and Series C
 preferred stock                             --            --    (5,780,650)
Proceeds from exercise of stock
 options (including tax benefit)          6,575        11,395       812,569
Payments on capital lease
 obligations                                 --      (161,962)      (32,522)
Deferred financing costs                     --      (127,000)           --

Net cash provided by (used in)
financing activities                     6,575       (277,567)   19,855,850

Net Increase (Decrease) in Cash and
Cash Equivalents                     1,175,266       (900,188)    9,909,906

Cash and Cash Equivalents,
beginning of year                    1,386,646      2,561,912     1,661,724

Cash and Cash Equivalents,
end of year                         $2,561,912     $1,661,724   $11,571,630


Supplemental Disclosure of Cash Flow
Information:
Cash paid during the year for-
  Interest                          $   98,487     $   53,001   $     2,040
  Income taxes                      $   74,000     $  351,000   $ 1,772,500

Supplemental Disclosure of Noncash
Investing and Financing Activities:
Assets acquired under capital leases    $   --     $  198,850      $     --
Conversion of Series B and D
preferred stock into common stock       $   --         $   --   $ 5,045,850


 The accompanying notes are an integral part of these consolidated financial statements.



             VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements




(1)  Operations and Significant Accounting Policies

   Vivid Technologies, Inc. (the Company) is a leading developer, manufacturer and marketer of automated inspection systems that detect plastic and other explosives in airline baggage.

   The accompanying consolidated financial statements reflect the application of the accounting policies as described below.

   (a)Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Vivid Technologies UK Ltd., Vivid Foreign Sales Corporation and Vivid Securities Corporation. All material intercompany transactions and balances have been eliminated in consolidation.

   (b)Revenue Recognition

       The Company recognizes product revenue upon shipment. The Company's product sales are not conditioned upon satisfactory installation by the Company. Installation is typically performed by the customer or a systems integrator of the airport's baggage handling system. However, the
       Company has typically assisted the systems integrator and accrues for estimated installation costs, in addition to estimated warranty costs, at the time of shipment.

       During fiscal 1995, 1996 and 1997, the Company recognized revenue of approximately $1,355,000, $716,000 and $821,000, respectively, under two separate research and development grants from an agency of the U.S. government to pursue certain explosives detection research. The Company recognizes revenue under these grants as services are rendered, provided that the government has appropriated sufficient funds for the work. The Company retains rights to all technological discoveries and products resulting from these efforts.

       Customer deposits represent amounts received from customers in advance of a shipment.

   (c)Cash and Cash Equivalents and Investments

       The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash equivalents at September 30, 1997 are funds held in money market accounts, certificates of deposit, municipal bonds and repurchase agreements with overnight maturities. Cash equivalents at September 30,
       1996   included   repurchase   agreements   with   overnight
       maturities.
       The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) Opinion No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this standard, investments that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value, and are classified as held-to-maturity. The investments that the Company has deemed held-to-maturity
       include   certificates  of  deposit,  municipal  bonds   and
       commercial paper, which total approximately $13,672,000  and
       have   an  average  original  maturity  of  six  months   at
       September  30,  1997.   The Company  did  not  classify  any
       investments as held-to-maturity at September 30, 1996. Investments purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale and reported at fair market value. Unrealized gains (losses) on available-for-sale securities were not material in 1996 and 1997. The investments that the Company has deemed available-
       for-sale   include  repurchase  agreements  with   overnight
       maturities and money market funds totaling approximately $1,210,000 and $4,699,000 at September 30, 1996 and 1997,
       respectively. Investments with maturities of greater than three months but less than one year are classified as short-term investments. Investments with maturities of greater
       than  one  year  have been classified as long-term.   As  of
       September 30, 1997, the Company had long-term investments of approximately $1,219,000 included in other assets, consisting
       of   investment-grade  commercial  paper,  with  an  average
       maturity period of 15 months.

   (d)Concentration of Credit Risk and Significant Customers

       SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. The Company places its investments in financial institutions. The Company has not experienced any material losses on these investments to date. The Company has not experienced any material losses related to receivables from individual customers or groups of customers in the baggage security and inspection industry.

       The Company has entered into a forward foreign exchange contract to hedge a receivable denominated in a foreign currency. At September 30, 1997, the Company had approximately $5,393,000 of forward exchange contracts against specific balances denominated in Hong Kong dollars which mature through February 2, 1998. The unrealized gain
       (loss) was not material in 1997.

       The Company received greater than 10% of total revenues from the following customers during the years ended September 30, 1995, 1996 and 1997.

                                        Percentage of Total Revenues
                                        Customer  Customer  Customer
                                            A         B         C

       Year ended September 30, 1995      76%         --        --

       Year ended September 30, 1996      79%         --        --

       Year  ended September30, 1997      39%        19%       27%

       The Company had accounts receivable balances greater than 10% of total accounts receivable from the following customers as of September 30, 1996 and 1997:

                                Percentage of Total Accounts Receivable
                                Customer  Customer  Customer  Customer
                                   A         B         C         D

       As of September 30, 1996    94%       --        --        --

       As of September 30, 1997     --      61%       12%       15%

       Subsequent  to  September  30,  1997,  the  Company   received
       payments aggregating approximately $6,437,000 against the accounts receivable balances due as of that date.

   (e)Disclosure of Fair Value of Financial Instruments

       The Company's financial instruments consist mainly of cash and cash equivalents, investments, accounts receivable and accounts payable. The carrying amounts of the Company's cash and cash equivalents, investments, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

   (f)  Translation of Foreign Currencies

       The accounts of the Company's foreign subsidiary are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiary into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at year-end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the year.
       Foreign currency translation gains or losses for Vivid Technologies UK Ltd. are included in the accompanying consolidated statements of operations since the functional currency for this subsidiary is the U.S. dollar. The Company had sales of approximately $8,044,000 denominated in foreign currencies during 1997. The Company recognized a loss of approximately $47,000 related to such foreign currency transactions in 1997 which is included in other income, net in the accompanying consolidated statements of operations.

   (g)Inventories

       Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                            September 30,
                           1996        1997

    Raw materials    $3,336,696  $3,175,211
    Work-in-process     858,983   1,743,746
    Finished goods      545,979   1,276,139

                     $4,741,658  $6,195,096

       Finished goods and work-in-process inventories consist of direct materials, labor and overhead.

   (h)Depreciation and Amortization

       The Company provides for depreciation and amortization by charges to operations using straight-line and declining-balance methods, which allocate the cost of property and equipment over their estimated useful lives, as follows:

                        Assets                          Estimated
                    Classification                      Useful Life

                Machinery and equipment                 5 years
                Equipment under capital leases        Life of lease
                Leasehold improvements                Life of lease
                Furniture and fixtures                  7 years

   (i)Other Assets

       Other assets consist primarily of long-term investments, deposits and patent costs. Patent costs are being amortized over 10 years using the straight-line method. At September 30, 1996, other assets also included deferred financing costs associated with the Company's initial public offering. The Company periodically assesses the realizability of intangible assets, including patent costs, in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for
       Long-Lived Assets To Be Disposed Of. The Company has not recorded any impairment of its intangible assets to date.

   (j)Net Income per Common and Common Equivalent Share

       Net income per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period, assuming the automatic conversion of all then
       outstanding  shares  of  convertible  preferred   stock   into
       5,045,850 shares of common stock. Pursuant to the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock issued and stock options granted during the period from December 1995 to
       December 1996 have been included in the calculation of weighted average number of common shares outstanding for all periods prior to December 1996. Fair market value for the purpose of the calculation was assumed to be $13.00. Common stock equivalents issued in earlier and subsequent periods have been included when the effect would be dilutive. Fully diluted net income per common and common equivalent share has not been separately presented, as the amounts would not be materially different from net income per common and common equivalent share as presented.

       In  March  1997,  the  Financial  Accounting  Standards  Board
       (FASB) issued SFAS No. 128, Earnings Per Share, which established new standards for calculating and presenting earnings per share. The Company will adopt this new standard in its fiscal 1998 financial statements, which will require the reporting of diluted earnings per share and basic earnings per share, as defined. SFAS No. 128 is effective for periods ending after December 15, 1997, and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. For the years ended September 30, 1995, 1996 and 1997, diluted earnings per share would have been $0.28, $0.15 and $0.60, respectively. Basic earnings per share would have been $1.11, $0.64 and $0.78, respectively, for the same periods.

   (k)Management Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   (l)Research and Development and Software Development Costs

       Research and development costs have been charged to operations as incurred. SFAS No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed, requires the capitalization of certain computer software development costs incurred after technological feasibility is established. The Company believes that once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level are not significant.

(2)  Income Taxes

   The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, the objective of which is to recognize the amount of current and deferred income taxes at the date of the financial statements as a result of all differences in the tax basis and financial statement carrying amount of assets and liabilities as measured by enacted tax laws.

   The approximate income tax effect of each type of temporary difference and carryforward is as follows:

                                 September 30,
                                1996      1997

Research and development
credit carryforwards           $69,000   $32,000
Nondeductible accruals          97,000    27,000
Nondeductible reserves         278,000   543,000
Unamortized start-up costs      24,000        --
Other temporary differences     53,000     4,790
Valuation allowance           (340,000)       --

   Net deferred tax asset     $181,000  $606,790

   Under SFAS No. 109, the Company recognizes a deferred tax asset for the future benefit of its temporary differences if it concludes that it is more likely than not that the deferred tax asset will be realized. The reduction in the valuation allowance from September 30, 1996 to September 30, 1997 is due to management's belief that it is more likely than not that the majority of the deferred tax assets will be realized.

   A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                      September 30,
                                                1995      1996      1997

Income tax provision at federal
 statutory rate                                34.0%     34.0%     34.0%
Increase (decrease) in tax resulting from-
State tax provision, net of federal benefit     6.3       8.1       3.2
Foreign sales corporation benefit                --      (7.5)     (5.0)
Foreign net operating losses not benefited       --       4.1        --
Net operating loss carryforwards utilized     (31.2)       --        --
Reduction in valuation allowance                 --     (15.5)     (1.2)
Research and development tax credit utilized   (6.8)    (24.1)     (3.8)
Alternative minimum taxes                       2.0        --        --
Other                                            --       0.9      (0.2)

Effective tax rate                              4.3%       --%     27.0%

   The provision for income taxes in the accompanying consolidated statements of income consists of the following:

                                 September 30,
                         1995        1996        1997
     Federal-
       Current       $ 90,000    $179,000  $2,173,335
       Deferred            --    (179,000)   (224,000)
                       90,000          --   1,949,335
     State-
       Current             --       2,000     271,000
       Deferred            --      (2,000)    (27,000)
                           --          --     244,000

                     $ 90,000    $     --  $2,193,335

(3)  Line of Credit

   The Company has a secured demand line of credit with a bank for $5,000,000. Borrowings under the line are available through February 28, 1998 and bear interest at one of several interest rates, including the bank's prime rate (8.5% at September 30,
   1997) and a LIBOR index rate. There were no amounts outstanding under this line at September 30, 1996 and 1997. The line of credit is collateralized by substantially all assets of the Company.

(4)  Redeemable Preferred Stock

   The Company had previously authorized 578,065 shares of redeemable preferred stock, par value $.01 per share, of which 234,375 shares and 343,690 shares had been designated as Series A and Series C redeemable preferred stock, respectively. In connection with the Company's initial public offering, the Company redeemed all outstanding shares of Series A and Series C redeemable preferred stock for approximately $5,781,000, which represents a redemption value of $10.00 per share.

(5)  Stockholders' Equity

   (a) Preferred Stock

       In December 1996, the Company's Board of Directors authorized the issuance of up to 1,000,000 shares of undesignated $.01 par value preferred stock, the rights and privileges of which are to be determined by the Company's Board of Directors.
       The Series A, B, C and D preferred stock are no longer authorized. There are no preferred shares outstanding as of September 30, 1997.

   (b) Common Stock

       In October 1996, the Company approved the Restated Certificate of Incorporation, which includes an increase in the authorized shares of common stock to 30,000,000. The Company has reserved the following number of common shares as of September 30, 1997:

                Exercise of stock purchase warrants     323,210
                Exercise of stock options             1,565,680
                                                      1,888,890

       In July 1996, the Company issued 15,000 shares of common stock to a customer at no cost in lieu of fees on certain sales  of  the  Company's  products  for  which  the  customer provided substantial assistance through access to the customer's facilities and liaison activities. The Company recorded a $45,000 charge to selling and marketing expenses for the issuance of these shares during fiscal 1996.

   (c)Initial Public Offering

       During fiscal 1997, the Company completed its initial public offering of 2,300,000 shares of the Company's common stock at $12.00 per share. The Company received net proceeds of approximately $24,823,000 after deducting the underwriters' commission and issuance costs. In December 1996, the Company used approximately $5,781,000 of the net proceeds to redeem all of its outstanding shares of redeemable Series A and Series C preferred stock. In connection with the initial public offering, all of the Company's Series B and Series D preferred stock was converted into an aggregate of 5,045,850 shares of common stock.

   (d)Stock Plans

        1989 Combination Stock Option Plan

        The  Company's 1989 Combination Stock Option Plan  (the  1989
        Plan) provides for the grant to key employees incentive stock options to purchase shares of the Company's common stock at a price not less than fair market value as determined by the Board of Directors, or nonqualified options at a price specified by the Board of Directors. Under the 1989 Plan, the Company has reserved shares for the granting of options to purchase up to 1,250,000 shares of the Company's common stock.

        The 1996 Equity Incentive Plan

        In October 1996, the Company approved the 1996 Equity Incentive Plan (the Equity Plan) for which the Company reserved shares for the granting of options or other equity awards to purchase up to 750,000 shares of the Company's common stock.

        The 1996 Nonemployee Director Stock Option Plan

        In October 1996, the Company approved the 1996 Nonemployee Director Stock Option Plan (the Director Plan) for which the Company has reserved shares for the granting of options to purchase up to 125,000 shares of the Company's common stock.

        As   of  September  30,  1997,  there  were  676,980  options
        available for future grants under all plans. A summary of stock option activity under all plans is as follows:

                                                                 Weighted
                                                                 Average
                                                    Price per    Exercise
                                          Shares      Share      Price

       Outstanding, September 30, 1994    712,250   $.10-1.00     $ .39
        Granted                           119,250      1.00        1.00
        Exercised                         (26,750)   .10- .50       .25
        Terminated                        (47,330)   .50-1.00       .81
       Outstanding, September 30, 1995    757,420    .10-1.00       .46
        Granted                           157,750   1.00-3.00      2.22
        Exercised                         (51,170)   .10-1.00       .85
        Terminated                         (7,100)   .50-1.00       .87
       Outstanding, September 30, 1996    856,900    .10-3.00       .78
        Granted                           386,050   9.50-17.00    14.27
        Exercised                        (333,800)   .10-3.00       .46
        Terminated                        (20,450)   .50-3.00      1.15

       Outstanding, September 30, 1997    888,700   $.10-$17.00   $6.75

       Exercisable, September 30, 1997    264,540   $.10-$9.50    $ .65

        The range of exercise prices for options outstanding and options exercisable at September 30, 1997 are as follows:

                  Weighted Average      Options Outstanding         Options Exercisable
   Range of     Remaining Contractual           Weighted Average            Weighted Average
Exercise Price    Life (in years)      Number   Exercise Price    Number    Exercise Price
 $0.10 - $1.00        5.4              418,850      $ 0.57        248,000     $ 0.42
 $3.00 - $9.50        8.9              108,300      $ 4.47         16,540     $ 4.08
$10.75 - $15.50       9.4              131,300      $11.68             --         --
$15.88 - $17.00       9.5              230,250      $16.25             --         --
         Total        7.47             888,700      $ 6.75        264,540     $ 0.65

       The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which established a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123 which requires disclosure of the pro forma effects on net income and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information.

       The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options and warrants granted to employees of the Company in fiscal 1996 and 1997 using the Black Scholes option pricing model prescribed by SFAS No.
       123. The assumptions used to calculate the SFAS No. 123 pro forma disclosure and the weighted average information for 1996 and 1997 are as follows:

                                   Year Ended
                                 September 30,
                                 1996      1997

   Risk-free interest rate       6.04      6.01
   Expected dividend yield         --        --
   Expected lives (in years)     4.7       4.9
   Expected volatility           53%       52%
   Weighted-average grant date
    fair value of options
    granted during the year     $1.10     $7.16

       The pro forma effect of applying SFAS No. 123 for all options and warrants granted to employees of the Company in 1996 and 1997 would be as follows:

                                       Year Ended
                                      September 30,
                                     1996        1997

   Net income as reported      $1,164,764  $5,865,578

   Pro forma net income        $1,125,371  $5,104,357

   Net income per common and
   common equivalent share,
   as reported                      $0.15       $0.60

   Pro forma net income per
   common and common
   equivalent share                 $0.14       $0.52

       The resulting pro forma compensation expense may not be representative of the amount to be expected in future years as the pro forma expense may vary based on the number of options granted. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, options pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   (e)  Series B and D Convertible Preferred Stock

       The  Company  had  previously  authorized  504,585  shares  of convertible preferred stock, par value $.01 per share, of which 250,000 shares and 254,585 shares had been designated as Series B and Series D convertible preferred stock, respectively. In connection with the Company's initial public offering, all shares of Series B and Series D convertible preferred stock were converted into an aggregate 5,045,850 shares of common stock.

   (f)Stock Purchase Warrants

       In conjunction with a $400,000 promissory note issued in fiscal 1992 and repaid in fiscal 1993, the Company sold a warrant, at nominal value, to purchase 42,667 shares of the Company's common stock at $1.50 per share. The warrant was to expire in December 2001. This stock purchase warrant was exercised during fiscal 1997, resulting in a net issuance of 39,789 shares of common stock.

       In conjunction with the issuance of certain convertible notes issued in fiscal 1993, the Company sold, at nominal value, warrants to purchase 361,002 shares of the Company's common stock for $1.50 per share. The warrants expire in December 2001. During fiscal 1997, warrants to purchase 37,792 shares were exercised resulting in the net issuance of 36,725 shares of common stock.

(6)  Geographical Sales Data

   Export sales as a percentage of the Company's total revenues are as follows:

                                        September 30,
                                1995      1996      1997

                      Europe    90.6%     95.0%     51.5%
                      Asia        --       0.3      45.7
                      Other       --       0.1       0.2

                      Total     90.6%     95.4%     97.4%

   Substantially all of the Company's assets are located in the United States.

(7)  Related Party Transactions

   (a)Management Services Agreement

       The Company has an agreement with Hologic, Inc. (Hologic), an affiliated company, whereby Hologic provides management, administrative and support services. In addition, the Company subleased its facilities from Hologic under a sublease agreement, which was terminated in February 1996, for approximately $15,000 per month. The Company paid Hologic for all direct costs incurred, as well as a portion of Hologic's overhead costs, as defined, representing a pro rata portion of costs attributable to the Company. Expenses charged to operations under these agreements were approximately $530,000, $325,000 and $112,000 in fiscal 1995,
       1996 and 1997, respectively. The Company also made purchases of approximately $210,000 from Hologic in fiscal 1995. The Company had no purchases from Hologic in 1996 or 1997. Approximately $34,000 and $20,000 had not been paid as of September 30, 1996 and 1997, respectively, under the management services agreement.

   (b)License and Technology Agreement

       The Company has an agreement with Hologic whereby the Company has a perpetual, exclusive, worldwide license to utilize certain of Hologic's technology and patents for the purpose of developing the Company's X-ray screening security systems for explosives, drugs, currency and other contraband (the Exclusive License). In September 1996, this license was amended to grant the Company a nonexclusive license to utilize these patents and technology for certain new product development for other applications (the Nonexclusive License). Royalty payments to Hologic under the Exclusive License are 5% of revenues, as defined, on the first $50 million in sales; thereafter, payments are 3% on revenues up to $200 million, with no royalty payments on aggregate revenues in excess of $200 million. During 1997, the Company reduced its royalty payments to 3% under the Exclusive License upon achievement of cumulative revenues in excess of $50 million. Royalty payments under the Nonexclusive License are 3% on sales up to $200 million, with no royalty payments on aggregate revenues in excess of $200 million. The agreement terminates by mutual agreement of the two parties or upon certain other defined circumstances. During fiscal 1995, 1996, and 1997, the Company incurred royalty expenses under the Exclusive License of approximately $719,000, $775,000 and $988,000, respectively, of which approximately
       $624,000 and $753,000 had not been paid as of September 30, 1996 and 1997, respectively. To date, the Company has not incurred any royalty expenses under the Nonexclusive License.

(8)  Profit-Sharing 401(k) Plan

   The Company has a qualified profit-sharing plan covering substantially all of its employees. Contributions to the plan are at the discretion of the Company's Board of Directors. The Company has recorded approximately $65,000, $65,000 and $74,000 as a provision for the profit-sharing contribution for fiscal 1995, 1996 and 1997, respectively.

(9)  Commitments and Contingencies

   (a)Operating Leases

       In March 1996, the Company moved into a new facility. The Company is renting the facility under an operating lease which expires in February 2001. The Company's future minimum lease payments under all operating leases as of September 30, 1997 are approximately as follows:

                        Year             Amount

                        1998            $  389,000
                        1999               389,000
                        2000               389,000
                        2001               162,000

                                        $1,329,000

       Rent expense charged to operations for the year ended September 30, 1995 and the first five months of fiscal 1996 was approximately $15,000 per month as a part of the management services agreement with Hologic. Rent expense charged to operations since the Company moved operating facilities through September 30, 1996 and for fiscal 1997 were approximately $227,000 and $438,000, respectively.

   (b)Capital Leases

       The Company leases certain equipment under capital leases which expire through June 1999.

   (c)Patent Infringement Claims

       In October 1994, EG&G filed a patent infringement claim against the Company in the United States District Court for the District of Massachusetts, alleging that certain of the Company's products infringed a patent held by EG&G. EG&G sought damages and expenses from the Company and sought to enjoin the Company from selling products that allegedly infringed the EG&G patent. In December 1994, the Company filed an answer denying any infringement and counterclaims seeking to invalidate the EG&G patent and alleging that EG&G infringed three patents owned or licensed by the Company. On November 6, 1996, the Company and EG&G entered into a settlement agreement relating to this litigation. Amounts incurred related to the claim, including the settlement, are included in litigation expenses in the accompanying statements of operations.

       In May 1996, the Company commenced an action in the United States District Court for the District of Massachusetts against AS&E seeking a declaration that the Company does not infringe AS&E patents related to back scattered X-rays. This followed AS&E's allegations of infringement to third parties. No discovery has been taken to date. Following a court decision in July 1997 construing the claims of the AS&E patent, which decision the Company considers favorable, in September 1997 the Company filed a motion for summary judgment of non-infringement. AS&E has not yet filed its papers in opposition to the Company's motion but is seeking discovery. If granted, the Company's motion will resolve all issues remaining in the case in favor of the Company. Earlier, in April 1997, the Court dismissed AS&E's proposed counterclaim seeking to allege patent infringement, so that the only remaining issue in the case is the Company's request for declaration of non-infringement of two claims of a single AS&E patent.

   (d)Patent License Agreement

       During fiscal 1996, the Company entered into a patent license agreement for the exclusive license of certain explosives detection technology. Under this agreement, the Company is required to pay aggregate royalties of up to $1,000,000 based on net sales, as defined. During fiscal 1996 and 1997, the Company incurred approximately $28,000 and $97,000, respectively, of royalty expense related to this agreement.

   (e)Joint Development and Royalty Agreement

       During fiscal 1997, the Company entered into a joint development and royalty agreement for the development of certain explosives detection technology. Under the terms of the agreement, the Company is required to pay a royalty of $3,000 per unit sold of the developed product for the first 167 units. No royalty expenses were incurred for the year ended September 30, 1997.

(10) Accrued Expenses

   Accrued expenses in the accompanying consolidated balance sheets consist of the following:

                                          September 30,
                                        1996         1997

   Payroll and payroll-related      $513,967     $601,959
   Accrued warranty                  773,000      798,000
   Accrued royalties                 651,424      789,684
   Accrued legal                   1,291,877       75,954
   Other                             202,646      152,834

                                  $3,432,914   $2,418,431

(11) Subsequent Event

   Subsequent to year-end, the Company entered into an exclusive technology license agreement. Under the agreement, the Company paid $1,250,000 for the exclusive right to manufacture, use or sell the licensed technology for a three-year period, with a nonexclusive right for the remainder of the life of the patents. The Company will have the option to extend the exclusive rights beyond three years. Upon the ultimate commercialization of the technology, the Company will also be required to pay royalties on sales of products incorporating the licensed technology, as defined.