Form 10-Q
period 1997-12-31
VIVID TECHNOLOGIES INC
filed 1998-02-13
CIK 1023813

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 1997

                              or

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

                         Yes   X   No  ___

As  of  January 31, 1998, 9,543,334 shares of the  registrant's
Common Stock, $.01 par value, were issued and outstanding.

           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

                             INDEX





Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets
          December 31, 1997 and September 30, 1997         3

          Consolidated Statements of Operations
          Three Months Ended December 31, 1997
          and 1996                                         4

          Consolidated Statements of Cash Flows
          Three Months Ended December 31, 1997
          and 1996                                         5

          Notes to Consolidated Financial Statements       6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations               9


PART II - OTHER INFORMATION                               12


SIGNATURES                                                14


                PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements


           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)
                            ASSETS
                                    December 31,         September 30,
                                           1997                  1997
   CURRENT ASSETS:
    Cash and cash equivalents       $15,503,670           $11,571,630
    Short-term investments            7,155,261             6,432,405
    Accounts receivable               5,304,672             9,493,519
    Inventories                       7,305,708             6,195,096
    Deferred tax asset                  606,790               606,790
    Other current assets              1,396,125               742,729
      Total current assets           37,272,226            35,042,169

   PROPERTY AND EQUIPMENT, at cost:
    Machinery and equipment           1,825,545             2,166,867
    Equipment under capital leases      198,580               198,580
    Leasehold improvements              182,737               165,995
    Furniture and fixtures               99,916                84,462
                                      2,306,778             2,615,904
    Less- Accumulated depreciation
     and amortization                 1,143,776             1,531,709
                                      1,163,002             1,084,195

    Long-term investments               562,876             1,218,856
    Other assets, net                 1,299,936               111,377
                                    $40,298,040           $37,456,597

             LIABILITIES AND STOCKHOLDERS' EQUITY

                                    December 31,         September 30,
                                           1997                  1997
   CURRENT LIABILITIES:
    Accounts payable                $ 2,336,434           $ 1,571,197
    Accrued expenses                  2,574,310             2,418,431
    Customer deposits                 2,145,588             1,755,788
      Total current liabilities       7,056,332             5,745,416

   STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value-
     Authorized - 1,000,000 shares
     Issued and outstanding - None           --                    --
    Common stock, $.01 par value-
     Authorized - 30,000,000 shares
     Issued and outstanding -
     9,522,834 and 9,496,684
     shares, respectively                95,228                94,967
    Capital in excess of par value   26,214,149            26,190,785
    Retained earnings                 6,932,331             5,425,429
    Total stockholders' equity       33,241,708            31,711,181
                                    $40,298,040           $37,456,597


     The accompanying notes are an integral part of these consolidated financial statements.


           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)


                                          Three Months Ended
                                             December 31,
                                          1997                   1996

Revenues                            $9,399,312             $5,865,536
Cost of revenues                     3,856,644              2,527,529
       Gross margin                  5,542,668              3,338,007

Operating expenses:
 Research and development            1,390,496                974,936
 Selling and marketing               1,295,822                606,505
 General and administrative          1,038,648                479,035
 Litigation expenses                    60,000                125,000

       Total operating expenses      3,784,966              2,185,476



Income from operations               1,757,702              1,152,531

Other income, net                      391,856                 67,471

Income before provision for
 income taxes                        2,149,558              1,220,002
Provision for income taxes             642,656                415,802

       Net income                  $ 1,506,902            $   804,200

NET INCOME PER SHARE:
       Basic                             $ .16                  $ .23
       Fully Diluted                     $ .15                  $ .10

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
       Basic                         9,509,248              3,435,364
       Fully Diluted                10,310,839              8,377,776


     The accompanying notes are an integral part of these consolidated financial statements.


           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                      Three Months Ended
                                                          December 31,
                                                      1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $1,506,902       $804,200
  Adjustments to reconcile net
  income to net cash used in
  operating activities-
     Depreciation and amortization                 172,365        110,154
     Changes in assets and liabilities-
       Accounts receivable                       4,188,847       (706,680)
       Inventories                              (1,110,612)    (1,220,295)
       Other current assets                       (653,396)      (226,512)
       Accounts payable                            765,861        752,738
       Accrued expenses                            155,879       (662,599)
       Customer deposits                           389,800        404,284
         Net cash provided by (used in)
         operating activities                    5,415,646       (744,710)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and
   equipment, net                                 (187,730)       (83,431)
  Purchases of investments                      (2,946,876)            --
  Maturity of investments                        2,880,000             --
  Decrease (increase) in other
   assets                                       (1,252,001)       124,558
       Net cash provided by (used
       in) investing activities                 (1,506,607)        41,127

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from initial
   public offering                                      --     21,554,088
  Proceeds from exercise of
   stock options                                    23,625         26,650
  Redemption of series A and
   series C preferred stock                             --     (5,780,650)
  Payments on capital lease obligations               (624)       (29,255)
     Net cash provided by
     financing activities                           23,001     15,770,833

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                               3,932,040     15,067,250
CASH AND CASH EQUIVALENTS,
 beginning of period                            11,571,630      1,661,724
CASH AND CASH EQUIVALENTS,
 end of period                                 $15,503,670    $16,728,974

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for -

     Income tax                                $    86,500    $   415,802



     The accompanying notes are an integral part of these consolidated financial statements.



           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

(1)  Basis of Presentation

       The consolidated financial statements of Vivid Technologies, Inc. (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1997, included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

      The consolidated balance sheet as of December 31, 1997, the consolidated statements of operations for the three months ended December 31, 1997 and 1996, and the consolidated statements of cash flows for the three months ended December 31, 1997 and 1996, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

      The  results  of  operations for the three  months  ended
December 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1998.

(2)  Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                    December 31,          September 30,
                                           1997                   1997

Raw materials                        $4,303,703             $3,175,211
Work-in-process                       1,765,398              1,743,746
Finished goods                        1,236,607              1,276,139
                                     $7,305,708             $6,195,096


       Finished   goods   consist  of   material,   labor   and
manufacturing overhead.

(3)  Significant Customer and Concentration of Credit Risk

      In the three months ended December 31, 1997, the Company had three customers who comprised 35%, 28% and 13% of revenues, respectively. These customers had amounts due to the Company of approximately $1,691,000, $94,000 and $2,146,000 at December 31, 1997. Through February 13, 1998, the Company received payments of $1,200,000 against these receivable balances. In the three months ended December 31, 1996, the Company had one customer who comprised 64% of revenues.

      As of December 31, 1997, the Company had approximately $3,840,000 of receivables denominated in foreign currencies. The Company has entered into a forward foreign exchange contract to hedge approximately $1.7 million of receivables denominated in Hong Kong dollars which mature through February 28, 1998. The unrealized gain (loss) was not material as of December 31, 1997.

      The Company may be affected, for the foreseeable future, by the unstable economy caused by the currency volatility in the Asia Pacific region. As a result, there are uncertainties that may affect future operations, including the recoverability of receivables. It is not possible to determine the future effect a continuation of the economic crisis may have on the Company's liquidity and earnings. Related effects will be reported in the financial statements as they become known and estimable.

(4)  Earnings Per Share

     In February 1997, the Financial Accounting Standards Board
(FASB) issued SFAS No. 128 "Earnings Per Share" which establishes new standards for calculating and presenting earnings per share. The standard is effective for financial statements for periods ending after December 15, 1997, with earlier application not permitted. These financial statements have been prepared and presented based on the new standard. Prior period amounts have been restated to conform to the current year presentation. The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted EPS computations for "Net Income."

                                                  Three Months Ended
                                              December 31,   December 31,
                                                     1997           1996

Net Income                                     $1,506,902       $804,200

Basic weighted average shares outstanding       9,509,248      3,435,364

Weighted average common equivalent shares         801,591      4,942,412

Diluted weighted average shares outstanding    10,310,839      8,377,776

Basic earnings per share                             $.16           $.23
Diluted earnings per share                           $.15           $.10

     Options to purchase 230,000 shares of common stock at prices ranging from $15.88-$16.75 per share were outstanding during the period ended December 31, 1997 but were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

(5)  Recent Accounting Pronouncements

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

      In July 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption.




          PART I - FINANCIAL INFORMATION (Continued)


Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

      The Company's results of operations have and may continue to be subject to significant quarterly fluctuation due to several factors, known and unknown, including the overall demand for explosives detection systems, market acceptance of the Company's products, timing of the announcement, introduction and delivery of new products and product enhancements by the Company and its competitors, variations in component costs, timing of customer orders, adjustments of delivery schedules to accommodate customers' programs, economic conditions in the Company's targeted markets, the availability of components from suppliers, the timing and level of expenditures in anticipation of future sales, and pricing and other competitive conditions. Customers may also cancel or reschedule shipments and production difficulties could delay shipments. Relatively few system sales to relatively few customers comprise a significant portion of the Company's revenues in each quarter. Therefore, small variations in the number of systems sold could have a significant effect on the Company's results of operations. Reference is made to the "Risk Factors" section of the Company's report on Form 10-K for the year ended September 30, 1997 for additional discussion of factors which may affect the Company's results of operations.

Results of Operations

      Revenues. Revenues for the first quarter of fiscal 1998 increased 60% to $9,399,312 from $5,865,536 for the first quarter of fiscal 1997. This increase in revenues was the result of an increase in product sales and the recognition of $609,000 in revenue from an FAA development grant partially offset by slightly lower average selling prices. The increase in product sales was primarily attributable to the total number of product shipments to Europe and Asia. The Company also had an increase in parts and service revenue.

     During the first three months of fiscal 1998, the Company completed shipments to Kuala Lumpur International Airport, for a total of 29 systems for 100% screening when the airport opens this summer. The Company also shipped systems to BAA, British Airways, France and the French territories and Hong Kong. In November 1997, the Company received an order from the new Terminal One at JFK International Airport for thirteen systems to enable the terminal to perform 100% screening of checked and carry-on baggage. An order was also received from an U.S. Government Agency for the purchase of six of the Company's Advanced Package Screener (APS), for security at a number of high profile buildings.

      In the first three months of fiscal 1998, 100% of product revenues were generated internationally, approximately 55% in Europe, and 45% in Asia. In the first three months of fiscal 1997, 100% of product revenues were generated internationally, approximately 70% in Europe, and 30% in Asia

     During the three months ended December 31, 1997, the Company had a customer who comprised 35% of reveneues. This customer is nearing completion of deployment of checked baggage explosives detection systems at their airport. As a result, the Company expects that its revenues from this customer will decrease and will become increasingly dependent upon sales or upgrades, replacement equipment and services. The inability of the Company to obtain orders from customers other than this would have a material adverse effect on the Company's business and financial condition.

      Gross Margin. Gross margin increased as a percentage of sales to 59% in the current quarter from 57% in the first quarter of fiscal 1997. The increase in gross margin in fiscal 1998 was primarily attributable to the decrease, commencing in the second quarter of fiscal 1997, in royalties due to Hologic, Inc. for the exclusive license of certain patents and technology from 5% to 3%, and decreased costs attributable to improved manufacturing efficiencies recognized in the current quarter. Continued manufacturing efficiencies and cost reductions were partially offset by slightly lower average selling prices.

       Research and Development Expenses. Research and development expenses increased 43% to $1,390,496 (15% of revenues) in the current quarter from $974,936 (17% of revenues) in the first quarter of fiscal 1997. The increase in research and development expenses was primarily due to the addition of engineering personnel and outside consultants working on the development of a next generation system and the development of new products and enhancements to existing products, including enhancements to the APS system for screening parcels and carry-on baggage.

      Selling and Marketing Expenses. Selling and marketing expenses increased 114% to $1,295,822 (14% of revenues) in the current quarter from $606,505 (10% of revenues) in the first quarter of fiscal 1997. The increase in selling and marketing expenses was primarily due to additional sales and support personnel, including expansion of operations in Europe and establishing operations and support staff in the Asia/Pacific region in the second quarter of fiscal 1997, the payment of commissions on sales in the Asia/Pacific region, and to a lesser extent an increase in advertising, consulting, trade shows and related travel expenses. The Company anticipates that it will continue to expand its selling and marketing efforts for the remainder of fiscal 1998.

       General and Administrative Expenses. General and administrative expenses increased 117% to $1,038,648 (11% of revenues) in the current quarter from $479,035 (8% of revenues) in the first quarter of fiscal 1997. The increase in general and administrative expenses was primarily attributable to an overall increase in personnel and related costs including key management positions filled in the second quarter of fiscal 1997. Also, during the current quarter the Company had a one-time compensation-related charge of approximately $200,000. The Company anticipates that it will continue to increase its general and administrative costs in the remainder of fiscal 1998.

      Litigation Expenses. The Company incurred $60,000 and $125,000 of litigation expenses in the first quarter of fiscal 1998 and 1997, respectively, primarily in connection with the Company's patent litigation. On November 6, 1996, the Company entered into an agreement with EG&G to settle EG&G's patent infringement claim against the Company. The litigation expenses in fiscal 1997 also include expenses incurred in connection with the Company's litigation with AS&E. In January 1998, the Court issued a final judgment in favor of the Company.

      Other Income. The Company recognized net interest income of $252,000 in the current quarter compared to $67,000 in the first quarter of fiscal 1997. The increase was primarily attributable to higher average cash balances available for investment during the current quarter. Additionally, the Company recognized a gain of approximately $139,900 on foreign currency transactions for the three months ended December 31, 1997.

      Provision for Income Taxes. The Company's effective tax rate for the first three months of fiscal 1998 was 30%. The Company expects that its effective tax rate will continue to be slightly lower than the statutory tax rates primarily due to the use of research and development tax credits and the tax benefits associated with the Company's foreign sales corporation.

Liquidity and Capital Resources

       The Company has funded its operations and capital expenditures primarily through internally generated cash flows, proceeds from the sale of securities and the availability of a working capital line of credit. At December 31, 1997, the Company had working capital of $30.2 million including $22.7 million in cash and cash equivalents and short-term investments. In addition, the Company had approximately $560,000 in long-term investments, with average maturities of 15 months. The Company also has a $5.0 million bank line of credit which expires February 28, 1998. The Company is currently in negotiations with the bank to renew the credit facility. The Company's bank line of credit bears interest at the bank's prime rate (8.5% as of December 31, 1997). The line of credit is secured by substantially all of the Company's assets and contains certain financial and other covenants. At December 31, 1997, the Company had no amounts outstanding under this line of credit.

     During  the  first  three  months  of  fiscal  1998,   the
Company's net cash provided by operating activities was approximately $5.4 million. During that period, net income adjusted for non-cash expenses including depreciation and amortization totaling $1.7 million, a decrease of $4.2 million in accounts receivable, and increases of $766,000 in accounts payable and $390,000 in customer deposits were partially offset by a $1.1 million increase of inventories and $653,000 increase in other current assets. The decrease in accounts receivable in the first quarter of fiscal 1998 reflects approximately $7.0 million in payments from Hong Kong Airport Authority during the quarter. The increase in inventories was due to the purchase of raw materials in anticipation of increased sales.

      The Company's capital expenditures for the first three months of fiscal 1998 were approximately $188,000. While the Company does not have any significant commitments for capital expenditures for the remainder of fiscal 1998, the Company anticipates that it will continue to purchase equipment to support its anticipated growth.

     During the first three months of fiscal 1998, net cash used in investing activities was approximately $1.5 million. Net cash used in investing activities in the first three months of fiscal 1998 was primarily attributable to the license of certain technology in other assets.

      During  the first three months of fiscal 1998,  net  cash
provided by financing activities was $23,000. Net cash provided by financing activities in the first three months of fiscal 1997 was primarily attributable to the receipt of net proceeds from the exercise of stock options.

      The Company has examined issues related to the Year 2000 and believes that it will not have a material impact on its business, operations nor its financial condition.

     The Company may be affected, for the foreseeable future, by the unstable economy caused by the currency volatility in the Asia Pacific region. As a result, there are uncertainties that may affect future operations, including the recoverability of receivables. It is not possible to determine the future effect a continuation of the economic crisis may have on the Company's liquidity and earnings.

      The Company does not currently have any significant capital commitments and believes that existing sources of liquidity, including the net proceeds of its initial public offering, funds expected to be generated from operations and its line of credit will provide adequate cash to fund the Company's anticipated working capital and other cash needs through at least the next twelve months. However, for a brief discussion of factors that could adversely affect the Company's financial position and results of operations, see the opening paragraph of Item 2 above.


                  PART II - OTHER INFORMATION

           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1.   Legal Proceedings.

          Patent Litigation. In May 1996, the Company commenced an action in the United States District Court for the District of Massachusetts against AS&E seeking a declaration that the Company does not infringe AS&E patents related to back scattered X-rays. This followed AS&E's allegations of infringement to third parties. No discovery has been taken to date. Following a court decision in July 1997 construing the claims of the AS&E patent, which decision the Company considers favorable, in September 1997 the Company filed a motion for summary judgment of non-infringement. AS&E has not yet filed its papers in opposition to the Company's motion but is seeking discovery. If granted, the Company's motion will resolve all issues remaining in the case in favor of the Company. Earlier, in April 1997, the Court dismissed AS&E's proposed counterclaim seeking to allege patent infringement, so that the only remaining issue in the case is the Company's request for declaration of non-infringement of two claims of a single AS&E patent. In January 1998, in a final judgment in favor of the Company, the Court dismissed all of AS&E's claims and declared that the Company does not infringe on any of AS&E's patents.


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


                              Vivid Technologies, Inc.
                              (Registrant)



Date:  February 13, 1998      /s/    S. David Ellenbogen
                              S. David Ellenbogen
                              Chief Executive Officer





Date:  February 13, 1998      /s/    William J. Frain
                              William J. Frain
                              Chief Financial Officer and Treasurer
                              (Principal Financial and Chief Accounting
                              Officer)