Form 10-Q
period 1998-03-31
VIVID TECHNOLOGIES INC
filed 1998-05-15
CIK 1023813

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1998

                              or

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

                         Yes   X   No  ___

As  of  April  30,  1998, 9,818,762 shares of the  registrant's
Common Stock, $.01 par value, were issued and outstanding.


           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

                             INDEX





Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets
          March 31, 1998 and September 30, 1997            3

          Consolidated Statements of Operations
          Three and Six Months Ended March 31, 1998
          and 1997                                         4

          Consolidated Statements of Cash Flows
          Six Months Ended March 31, 1998
          and 1997                                         5

          Notes to Consolidated Financial Statements       6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations               9


PART II - OTHER INFORMATION                               12


SIGNATURES                                                14


                PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)
                            ASSETS
                                     March 31,          September 30,
                                        1998                   1997
   CURRENT ASSETS:
    Cash and cash equivalents     $ 8,920,792            $11,571,630
    Short-term investments         14,256,777              6,432,405
    Accounts receivable             5,252,993              9,493,519
    Inventories                     8,272,093              6,195,096
    Deferred tax asset                606,790                606,790
    Other current assets            1,390,963                742,729
    Total current assets           38,700,408             35,042,169

   PROPERTY AND EQUIPMENT, at cost:
    Machinery and equipment         2,006,408              2,166,867
    Equipment under capital leases    198,580                198,580
    Leasehold improvements            225,150                165,995
    Furniture and fixtures            102,882                 84,462
                                    2,533,020              2,615,904
    Less- Accumulated depreciation
     and amortization               1,259,100              1,531,709
                                    1,273,920              1,084,195

    Long-term investments           1,006,340              1,218,856
    Other assets, net               1,236,829                111,377
                                  $42,217,497            $37,456,597


             LIABILITIES AND STOCKHOLDERS' EQUITY

                                     March 31,          September 30,
                                        1998                   1997
   CURRENT LIABILITIES:
    Accounts payable                2,333,633              1,571,197
    Accrued expenses                2,097,789              2,418,431
    Customer deposits               2,648,015              1,755,788
    Total current liabilities       7,079,437              5,745,416

   STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value-
     Authorized - 30,000,000 shares
     Issued and outstanding -
     9,805,702 and 9,496,684 shares,
     respectively                      98,057                 94,967
    Capital in excess of par value 26,387,849             26,190,785
    Retained earnings               8,652,154              5,425,429
    Total stockholders' equity     35,138,060             31,711,181
                                  $42,217,497            $37,456,597




     The accompanying notes are an integral part of these consolidated financial statements.


           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)


                           Three Months Ended        Six Months Ended
                                March 31,                March 31,
                             1998         1997            1998         1997

 Revenues             $ 9,746,939  $ 7,758,137     $19,146,251  $13,623,673
 Cost of revenues       4,031,177    3,159,728       7,887,821    5,687,257
       Gross margin     5,715,762    4,598,409      11,258,430    7,936,416

Operating expenses:
 Research and
  development           1,416,935    1,178,777       2,807,431    2,153,713
 Selling and marketing  1,058,351      928,842       2,354,173    1,535,347
 General and
  administrative        1,008,029      736,040       2,046,677    1,215,075
 Litigation expenses       60,000      145,000         120,000      270,000

       Total operating
        expenses        3,543,315    2,988,659       7,328,281    5,174,135



Income from operations  2,172,447    1,609,750       3,930,149    2,762,281

Other income, net         284,443      250,823         676,299      318,294

Income before provision
 for income taxes       2,456,890    1,860,573       4,606,448    3,080,575
Provision for income
 taxes                    737,067      552,401       1,379,723      968,203

       Net income     $ 1,719,823  $ 1,308,172     $ 3,226,725  $ 2,112,372


NET INCOME PER SHARE
       Basic             $    .18     $    .14        $    .34     $    .37
       Diluted           $    .17     $    .13        $    .31     $    .23


WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
       Basic            9,647,410    9,201,213       9,578,329    5,711,747
       Diluted         10,312,068   10,333,866      10,311,453    9,355,821




  The accompanying notes are an integral part of these consolidated financial statements.


           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                Six Months Ended
                                                    March 31,
                                                1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $3,226,725       $2,112,372
  Adjustments to reconcile net
  income to net cash provided by
  operating activities-
     Depreciation and amortization           351,131          215,530
     Changes in assets and liabilities-
     Accounts receivable                   4,240,526          158,140
     Inventories                          (2,076,997)      (1,480,276)
     Deferred tax asset                           --          (80,000)
     Other current assets                   (648,234)        (338,515)
     Accounts payable                        762,436          217,011
     Accrued expenses                       (320,642)      (1,060,915)
     Customer deposits                       892,227          921,631
       Net cash provided by
        operating activities               6,427,172          664,978

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and
   equipment, net                           (413,972)        (270,017)
  Purchases of investments               (14,840,856)              --
  Maturity of investments                  7,229,000               --
  Decrease (increase) in other assets     (1,252,336)         121,906
     Net cash used in investing
      activities                          (9,278,164)        (148,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of common stock          --       24,887,512
  Proceeds from exercise of stock
   purchase warrants                              --           32,960
  Proceeds from exercise of stock options    200,154           35,425
  Redemption of series A and series C
   preferred stock                                --       (5,780,650)
  Payments on capital lease obligations           --          (31,972)
     Net cash provided by financing
      activities                             200,154       19,143,275

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        (2,650,838)      19,660,142
CASH AND CASH EQUIVALENTS,
  beginning of period                     11,571,630        1,661,724
CASH AND CASH EQUIVALENTS,
  end of period                          $ 8,920,792      $21,321,866


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for -
     Income tax                          $ 1,179,184      $   570,000




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

      The consolidated balance sheet as of March 31, 1998, the consolidated statements of operations for the three months and six months ended March 31, 1998 and 1997, and the consolidated statements of cash flows for the six months ended March 31, 1998 and 1997, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

      The  results of operations for the six months ended March
31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1998.


(2)  Inventories

      Inventories  are stated at the lower of  cost  (first-in,
first-out) or market and consist of the following:
                                     March 31,          September 30,
                                        1998                   1997

Raw materials                      $4,374,024             $3,175,211
Work-in-process                     2,274,046              1,743,746
Finished goods                      1,624,023              1,276,139
                                   $8,272,093             $6,195,096


       Finished   goods   consist  of   material,   labor   and
manufacturing overhead.


(3)  Significant Customer and Concentration of Credit Risk

      In the six months ended March 31, 1998, the Company had two customers who comprised 39% and 24% of revenues, respectively. These customers had amounts due to the Company of approximately $1.5 million and $554,000, respectively, at March 31, 1998. Through May 12, 1998, the Company received payments of $1.1 million against these receivable balances. In the six months ended March 31, 1997, the Company had one customer who comprised 58% of revenues.


      The Company may be affected, for the foreseeable future, by the unstable economy caused by the currency volatility in the Asia Pacific region. As a result, there are uncertainties that may affect future operations, including the recoverability of receivables. It is not possible to determine the future effect a continuation of the economic crisis may have on the Company's liquidity and earnings. Related effects will be reported in the financial statements as they become known and estimable. As of March 31, 1998, the Company had approximately $1.1 million of receivables denominated in foreign currencies. There are no outstanding forward foreign exchange contracts.


(4)  Earnings Per Share

     Effective December 31, 1997, the Company adopted SFAS No. 128 "Earnings Per Share" which establishes new standards for calculating and presenting earnings per share. The Company has applied the provisions of SFAS 128 and Staff Accounting Bulletin (SAB) 98 retroactively to all periods presented. Anti-dilutive weighted shares of approximately 245,000 and 244,000 for the three and six months ended March 31, 1998, respectively, have been excluded from the weighted average number of common and dilutive potential common shares outstanding. There were no anti-dilutive shares for the three and six months ended March 31, 1997. The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted EPS computations for "Net Income."

                                                   Three Months Ended
                                                March 31,        March 31,
                                                    1998             1997

Net Income                                    $1,719,823       $1,308,172

Basic weighted average shares outstanding      9,647,410        9,201,213

Weighted average common equivalent shares        664,658        1,132,653

Diluted weighted average shares outstanding   10,312,068       10,333,866

Basic earnings per share                            $.18             $.14
Diluted earnings per share                          $.17             $.13


                                                    Six Months Ended
                                                March 31,        March 31,
                                                    1998             1997

Net Income                                    $3,226,725       $2,112,372

Basic weighted average shares outstanding      9,578,329        5,711,747

Weighted average common equivalent shares        733,124        3,644,074

Diluted weighted average shares outstanding   10,311,453        9,355,821

Basic earnings per share                            $.34             $.37
Diluted earnings per share                          $.31             $.23


(5)  Recent Accounting Pronouncements

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company's total comprehensive income for the three and six month periods ended March 31, 1998 and 1997 was the same as reported net income for those periods.

      In July 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption.

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company does not believe that the impact of SOP 98-5 will have a material impact on its financial statements.


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

Results of Operations

      Revenues. Revenues for the second quarter of fiscal 1998 increased 26% to $9,746,939 from $7,758,137 for the second quarter of fiscal 1997. Revenues for the current six month period increased 41% to $19,146,251 from $13,623,673 for the first six months of fiscal 1997. This increase in revenues was the result of an increase in product sales and the recognition of approximately $1.2 million in revenues from an FAA development grant for the first six months of fiscal 1998. The increase in product sales was primarily attributable to the total number of product shipments to Europe, the United States, and the completion of shipments to the new Hong Kong airport.

     During the first six months of fiscal 1998, the Company completed shipments to Kuala Lumpur International Airport, Malaysia and Chek Lap Kok Airport in Hong Kong, for a total of 29 and 23 systems, respectively. These systems will play a major role in the 100% screening process when the airports open this summer. During this period the Company also shipped systems to BAA, plc, British Airways, France, the FAA, and JFK Terminal One. The shipments to JFK were the first shipments by the Company to an airport in the United States. The installation at JFK will be the first terminal in the United States to automatically inspect 100% of passenger baggage for explosives. The terminal is scheduled to open in May 1998. In addition to the checked baggage systems shipped, the Company delivered two units of the new Model APS for hand baggage screening to the U.S. Government for building protection. In addition to the shipments in the first six months of fiscal 1998, the Company has received orders from airports in Liverpool (UK), Belfast, Northern Ireland, and Billund, Denmark.

      In the first six months of fiscal 1998, 90% of product revenues were generated internationally, approximately 60% in Europe, and 30% in Asia. In the second quarter of fiscal 1998, approximately 65% of product revenues were generated internationally, approximately 50% in Europe and 15% in Asia. In the first six months of fiscal 1997, 100% of product revenues were generated internationally, approximately 70% in Europe, and 30% in Asia.

      Gross Margin. Gross margin, as a percentage of sales, was 59% for the three months ended March 31, 1998 and 1997. For the first six months of fiscal 1998, gross margin increased as a percentage of sales to 59% from 58% for the first six months of fiscal 1997. The slight increase in gross margin in fiscal 1998 was primarily attributable to the decrease, commencing in the second quarter of fiscal 1997, in royalties due to Hologic, Inc. for the exclusive license of certain patents and technology from 5% to 3%, and decreased costs attributable to improved manufacturing efficiencies recognized in the current quarter, offset by a lower average selling price due to product mix.

       Research and Development Expenses. Research and development expenses increased 20% to $1,416,935 (15% of revenues)  in  the  current quarter  from  $1,178,777  (15%  of revenues) in the second quarter of fiscal 1997. For the current six month period, research and development expenses increased 30% to $2,807,431 (15% of revenues) from $2,153,713
(16% of revenues) for the first six months of fiscal 1997. The increase in research and development expenses in fiscal 1998 was primarily due to the addition of engineering personnel and outside consultants working on the development of new products and enhancements to existing products, including the next generation system and enhancements to the APS system for carry-on baggage.

      Selling and Marketing Expenses. Selling and marketing expenses increased 14% to $1,058,351 (11% of revenues) in the current quarter from $928,842 (12% of revenues) in the second quarter of fiscal 1997. For the current six month period, selling and marketing expenses increased 53% to $2,354,173 (12% of revenues) from $1,535,347 (11% of revenues) for the first six months of fiscal 1997. The increase in selling and marketing expenses in fiscal 1998 was primarily due to additional sales and support personnel, including expansion of operations in Europe and the Asia/Pacific region, the payment of commissions on sales in the Asia/Pacific region, and an increase in public relations and consulting, trade shows and related travel costs. The Company anticipates that it will continue to expand its selling and marketing efforts in the remainder of fiscal 1998

       General and Administrative Expenses. General and administrative expenses increased 37% to $1,008,029 (10% of
revenues)  in  the  current  quarter  from   $736,040  (10%  of
revenues) in the second quarter of fiscal 1997. For the current six month period, general and administrative expenses increased 68% to $2,046,677 (11% of revenues) from $1,215,075
(9% of revenues) for the first six months of fiscal 1997. The increase in general and administrative expenses in fiscal 1998 was primarily attributable to an increase in personnel and related costs, including key management positions filled at the end of the second quarter of fiscal 1997, and an increase in license fees and patent amortization costs. The Company anticipates that it will continue to increase its general and administrative costs in the remainder of fiscal 1998.

      Litigation Expenses. The Company incurred $60,000 and $145,000 of litigation expenses in the second quarter of fiscal 1998 and 1997, respectively, primarily in connection with the Company's patent litigation. Litigation expense for the first six months of fiscal 1998 and 1997 was $120,000 and $270,000, respectively. On November 6, 1996, the Company entered into an agreement with EG&G to settle EG&G's patent infringement claim against the Company. The litigation expenses in fiscal 1998 includes expenses incurred in connection with the Company's litigation with AS&E. In January 1998, in a final judgement in favor of the Company, the Court dismissed all of AS&E's claims and declared that the Company does not infringe on any of AS&E's patents. In April 1998, AS&E filed a motion to appeal this decision.

      Other Income. The Company recognized net other income of $284,443 in the current quarter compared to $250,823 in the second quarter of fiscal 1997. Net other income increased to $676,299 in the current six month period from $318,294 in the comparable period in fiscal 1997. The increase in fiscal 1998 was primarily attributable to an increase in interest income attributable to higher average cash balances available for investments. The increase in other income was slightly offset by an increase in hedge costs associated with the Company's forward foreign exchange contract and transaction losses.

      Provision for Income Taxes. The Company's effective tax rate for the first six months of fiscal 1998 was 30% compared to 31% in the corresponding period in fiscal 1997. The Company expects that its effective tax rate will be slightly lower than the statutory tax rates primarily due to the use of research and development tax credits and the tax benefits associated with the Company's foreign sales and securities corporations.

Liquidity and Capital Resources

       The Company has funded its operations and capital expenditures primarily through internally generated cash flow, proceeds from the sale of securities and the availability of a working capital line of credit. At March 31, 1998, the Company had working capital of $31.6 million including $23.2 million in cash and cash equivalents and short-term investments. In addition, the Company had approximately $1.0 million in long-term investments, with average maturities of 15 months. The Company also has a $5.0 million bank line of credit that officially expired on February 28, 1998. The Company's bank line of credit bears interest at the bank's prime rate (8.5% as of March 31, 1998). The line of credit is secured by substantially all of the Company's assets and contains certain financial and other covenants. At March 31, 1998, the Company had no amounts outstanding under this line of credit. The
Company is currently negotiating a renewal of the line of credit on an unsecured basis.

     During the first six months of fiscal 1998, the Company's net cash provided by operating activities was approximately $6.4 million. During that period, net income adjusted for non-cash expenses including depreciation and amortization totaling $3.6 million, a decrease of $4.2 million in accounts receivable, and an increase in accounts payable of $762,000 and customer deposits of $892,000 were partially offset by a $321,000 decrease of accrued expenses and a $648,000 increase in other current assets and a $2.1 million increase in inventories. The increase in inventories in the second quarter of fiscal 1998 reflects increased inventories associated with the commercial introduction of the new APS system and increased sales activity.

      The  Company's  capital expenditures for  the  first  six
months of fiscal 1998 were approximately $414,000. While the Company does not have any significant commitments for capital expenditures for the remainder of fiscal 1998, the Company anticipates that it will continue to purchase equipment to support its anticipated growth and explore acquisition opportunities.

      During the first six months of fiscal 1998, net cash used in investing activities was approximately $9.3 million. Net cash used in investing activities was primarily attributable to the net increase of $7.6 million in investments and an increase of $1.2 million in other assets related to the licensing of technology.

     During the first six months of fiscal 1998, net cash provided by financing activities was approximately $200,000. Net cash provided by financing activities was attributable to the receipt of net proceeds from the exercise of stock options.

     The  Company has examined issues related to the Year  2000 and believes that it will not have a material impact on its business, operations or its financial condition.

      The Company believes that existing sources of liquidity, funds expected to be generated from operations and its line of credit will provide adequate cash to fund the Company's anticipated working capital and other cash needs through at least the next twelve months. However, for a brief discussion of the factors that could adversely affect the Company's financial position and results of operations, see the opening paragraph of Item 2 above.

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



                  PART II - OTHER INFORMATION

           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES


Item 1.   Legal Proceedings.

            Patent   Litigation.   In  May  1996,  the  Company
commenced an action in the United States District Court for the District of Massachusetts against AS&E seeking a declaration that the Company does not infringe AS&E patents related to back scattered X-rays. This followed AS&E's allegations of infringement to third parties. In January 1998, in a final judgment in favor of the Company, the Court dismissed all of AS&E's claims and declared that the Company does not infringe on any of AS&E's patents. In April 1998, AS&E filed a motion in the Court of Appeals for the Federal Circuit to appeal this decision.


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



                              Vivid Technologies, Inc.
                              (Registrant)



May 15, 1998                  /s/  S. David Ellenbogen
Date                          S. David Ellenbogen
                              Chief Executive Officer





May 15, 1998                  /s/  William J. Frain
Date                          William J. Frain
                              Chief Financial Officer and Treasurer
                              (Principal Financial and Chief Accounting
                              Officer)