Form 10-Q
period 1998-06-30
VIVID TECHNOLOGIES INC
filed 1998-08-13
CIK 1023813

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1998

                              or

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

                         Yes X   No

As  of  August  1,  1998, 9,888,366 shares of the  registrant's
Common Stock, $.01 par value, were issued and outstanding.


           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

                             INDEX





Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets
          June 30, 1998 and September 30, 1997             3

          Consolidated Statements of Operations
          Three and Nine Months Ended June 30, 1998
          and 1997                                         4

          Consolidated Statements of Cash Flows
          Nine Months Ended June 30, 1998
          and 1997                                         5

          Notes to Consolidated Financial Statements       6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations     8


PART II - OTHER INFORMATION                               12


SIGNATURES                                                13



                PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements


           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS

                            ASSETS
                                      June 30,           September 30,
                                         1998                    1997
                                     (Unaudited)           (Audited)
   CURRENT ASSETS:
    Cash and cash equivalents       $8,676,169            $11,571,630
    Short-term investments          16,508,270              6,432,405
    Accounts receivable              6,539,556              9,493,519
    Inventories                      8,426,579              6,195,096
    Deferred tax asset                 606,790                606,790
    Other current assets             1,270,092                742,729
      Total current assets          42,027,456             35,042,169

   PROPERTY AND EQUIPMENT, at cost:
    Machinery and equipment          2,216,872              2,166,867
    Equipment under capital leases     198,580                198,580
    Leasehold improvements             225,150                165,995
    Furniture and fixtures             121,841                 84,462
                                     2,762,443              2,615,904
    Less- Accumulated depreciation
    and amortization                 1,391,046              1,531,709
                                     1,371,397              1,084,195

    Long-term investments              252,528              1,218,856
    Other assets, net                1,219,387                111,377
                                   $44,870,768            $37,456,597


             LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
    Accounts payable                 1,621,110              1,571,197
    Accrued expenses                 2,680,741              2,418,431
    Customer deposits                3,126,165              1,755,788
      Total current liabilities      7,428,016              5,745,416

   STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value-
     Authorized - 30,000,000 shares
     Issued and outstanding -
     9,883,766 and 9,496,684 shares,
     respectively                       98,838                 94,967
    Capital in excess of par value  26,486,034             26,190,785
    Retained earnings               10,857,880              5,425,429
      Total stockholders' equity    37,442,752             31,711,181
                                   $44,870,768            $37,456,597


      The accompanying notes are an integral part of these consolidated financial statements.



           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)


                                Three Months Ended      Nine Months Ended
                                     June 30,               June 30,
                                 1998        1997        1998        1997

 Revenues                    $10,707,283 $ 8,306,256  $29,853,534 $21,929,929
 Cost of revenues              4,636,171   3,417,378   12,523,992   9,104,635
       Gross margin            6,071,112   4,888,878   17,329,542  12,825,294

Operating expenses:
 Research and development      1,363,042   1,095,357    4,170,473   3,249,070
 Selling and marketing           983,536   1,029,750    3,337,709   2,565,097
 General and administrative      938,646     840,706    2,985,323   2,055,781
 Litigation expenses                  --      77,000      120,000     347,000

       Total operating
       expenses                3,285,224   3,042,813   10,613,505   8,216,948



Income from operations         2,785,888   1,846,065    6,716,037   4,608,346

Other income, net                365,147     350,594    1,041,446     668,888

Income before provision for
  income taxes                 3,151,035   2,196,659    7,757,483   5,277,234
Provision for income taxes       945,310     475,000    2,325,033   1,443,203

       Net income            $ 2,205,725 $ 1,721,659  $ 5,432,450 $ 3,834,031


NET INCOME PER SHARE
       Basic                    $    .23    $    .18     $    .57    $    .53
       Diluted                  $    .22    $    .17     $    .53    $    .40


WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
       Basic                   9,688,197   9,313,866    9,614,952   7,278,095
       Diluted                10,132,223  10,327,483   10,251,710   9,679,708


  The accompanying notes are an integral part of these consolidated financial statements.



           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                        Nine Months Ended
                                                            June 30,
                                                       1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $5,432,450      $3,834,031
  Adjustments to reconcile net income to
  net cash provided by operating activities-
     Depreciation and amortization                  546,520         321,818
     Changes in assets and liabilities-
       Accounts receivable                        2,953,963      (3,921,563)
       Inventories                               (2,231,483)     (1,403,909)
       Deferred tax asset                                --         (80,000)
       Other current assets                        (527,363)       (230,987)
       Accounts payable                              49,913        (672,005)
       Accrued expenses                             262,310      (1,111,331)
       Customer deposits                          1,370,377         384,381
         Net cash provided by (used in)
         operating activities                     7,856,687      (2,879,565)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net         (643,395)       (357,796)
  Purchases of investments                      (18,738,537)     (6,403,812)
  Maturity of investments                         9,629,000              --
  Decrease (increase) in other assets            (1,298,336)         66,529
     Net cash used in investing activities      (11,051,268)     (6,695,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of common stock                 --      24,887,512
  Proceeds from exercise of stock
    purchase warrants                                84,756          32,960
  Proceeds from exercise of stock options           214,364          84,125
  Redemption of series A and series C
    preferred stock                                      --      (5,780,650)
  Payments on capital lease obligations                  --         (31,898)
     Net cash provided by financing activities      299,120      19,192,049

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                               (2,895,461)      9,617,405
CASH AND CASH EQUIVALENTS, beginning of period   11,571,630       1,661,724
CASH AND CASH EQUIVALENTS, end of period        $ 8,676,169     $11,279,129


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for -
     Income tax                                 $ 1,764,584     $ 1,045,000


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

      The consolidated balance sheet as of June 30, 1998, the consolidated statements of operations for the three months and nine months ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the nine months ended June 30, 1998 and 1997, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

      The  results of operations for the nine months ended June
30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1998.

(2)  Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                      June 30,          September 30,
                                        1998                 1997

Raw materials                      $4,767,479             $3,175,211
Work-in-process                     1,267,842              1,743,746
Finished goods                      2,391,258              1,276,139
                                   $8,426,579             $6,195,096


       Finished   goods   consist  of   material,   labor   and
manufacturing overhead.

(3)  Significant Customer and Concentration of Credit Risk

      In the nine months ended June 30, 1998, the Company had three customers who comprised 43%, 19% and 15% of revenues, respectively. These customers had amounts due to the Company of approximately $2.6 million, $2.5 million and $554,000, respectively, at June 30, 1998. Through August 12, 1998, the Company received payments of $3.2 million against these receivable balances. In the nine months ended June 30, 1997, the Company had two customers who comprised 47% and 34% of revenues, respectively.


      The Company may be affected, for the foreseeable future, by the unstable economy caused by the currency volatility in the Asia Pacific region. As a result, there are uncertainties that may affect future operations, including the recoverability of receivables. It is not possible to determine the future effect a continuation of the economic crisis may have on the Company's liquidity and earnings. Related effects will be reported in the financial statements as they become known and estimable. As of June 30, 1998, the Company had approximately $694,000 of receivables denominated in foreign currencies. There are no outstanding forward foreign exchange contracts.

(4)  Earnings Per Share

     Effective December 31, 1997, the Company adopted SFAS No. 128 "Earnings Per Share" which establishes new standards for calculating and presenting earnings per share. The Company has applied the provisions of SFAS 128 and Staff Accounting Bulletin (SAB) 98 retroactively to all periods presented. Diluted weighted average shares outstanding of approximately 407,000 and 248,000 for the three and nine months ended June 30, 1998, respectively, have been excluded from the weighted average number of common and dilutive potential common shares outstanding. There were no anti-dilutive shares for the three and nine months ended June 30, 1997. The following is a reconciliation of basic and diluted shares outstanding.

                                                  Three Months Ended
                                                June 30,      June 30,
                                                   1998          1997

Basic weighted average shares outstanding     9,688,197     9,313,866

Weighted average common equivalent shares       444,026     1,013,617

Diluted weighted average shares outstanding  10,132,223    10,327,483


                                                   Nine Months Ended
                                                June 30,      June 30,
                                                   1998          1997

Basic weighted average shares outstanding     9,614,952     7,278,095

Weighted average common equivalent shares       636,758     2,401,613

Diluted weighted average shares outstanding  10,251,710     9,679,708



(5)  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not believe the adoption of this accounting standard will have any impact on the Company's financial position or results of operations.



          PART I - FINANCIAL INFORMATION (Continued)

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

      The Company's results of operations have and may continue to be subject to significant quarterly fluctuation due to several factors, known and unknown, including the overall demand for explosives detection systems, market acceptance of the Company's products, timing of the announcement, introduction and delivery of new products and product enhancements by the Company and its competitors, variations in component costs, timing of customer orders, adjustments of delivery schedules to accommodate customers' programs, economic conditions in the Company's targeted markets, the availability of components from suppliers, the timing and level of expenditures in anticipation of future sales, and pricing and other competitive conditions. Customers may also cancel or reschedule shipments and production difficulties could delay shipments. Relatively few system sales to relatively few customers comprise a significant portion of the Company's revenues in each quarter. Therefore, small variations in the number of systems sold could have a significant effect on the Company's results of operations. The Company is developing a next generation system that is intended to meet FAA certification  standards.  There can be no assurance  that  the
Company will be able to develop such a system on a timely basis, if at all. In addition, even if the system is successfully developed, the anticipation of the next generation system may have an adverse impact on financial results during the transition period. Reference is made to the "Risk Factors" section of the Company's report on Form 10-K for the year ended September 30, 1997 for additional discussion of factors which may affect the Company's results of operations.


Results of Operations

      Revenues. Revenues for the third quarter of fiscal 1998 increased 29% to $10,707,283 from $8,306,256 for the third quarter of fiscal 1997. Revenues for the current nine month period increased 36% to $29,853,534 from $21,929,929 for the first nine months of fiscal 1997. This increase in revenues was the result of an increase in product sales and the recognition of approximately $975,000 and $2.2 million in revenues from an FAA development grant for the first three and nine months of fiscal 1998. The increase in product sales was primarily attributable to the total number of product shipments to Europe, the United States, and the completion of shipments to the new Hong Kong airport.

      The Company continues to make progress on attaining FAA certification of its next generation system. Internal testing utilizing FAA data, which began in early July, continues and the results to date are promising. The Company continues to work on optimizing the system in anticipation of submitting it to the FAA for official certification testing by calendar year end.

     During the first nine months of fiscal 1998, the Company completed shipments to Kuala Lumpur International Airport in Malaysia and Chek Lap Kok Airport in Hong Kong, for a total of 29 and 23 systems, respectively. In May and July respectively, Kuala Lumpur International Airport and Chek Lap Kok Airport celebrated the opening of their airports with Vivid systems playing a major role in providing 100% screening of all checked luggage. In addition, during the current quarter, Vivid completed shipments to Terminal One at JFK. All systems were operational, including the newly introduced Model APS for screening hand baggage, for the successful opening of this terminal in May. During this period the Company also shipped systems to BAA, plc, British Airways, France, Billund Airport in Denmark, Belfast Airport in Northern Ireland, Liverpool in England and the FAA. In addition to the checked baggage systems shipped, the Company delivered nine units of the Model APS for hand baggage screening to Denmark and JFK Terminal One. In addition to the shipments in the first nine months of fiscal 1998, the Company has received orders from the U.S. Government, Turkey and China for building protection, and airports in the United Kingdom, Saudi Arabia and Italy.

     In the first nine months of fiscal 1998, approximately 90% of product revenues were generated internationally, approximately 70% in Europe, and 20% in Asia. In the third quarter of fiscal 1998, approximately 75% of product revenues were generated internationally, all of which was generated in Europe. In the first nine months of fiscal 1997, 100% of product revenues were generated internationally, approximately 60% in Europe, and 40% in Asia.

     Gross Margin. Gross margin, as a percentage of sales, was 57% for the third quarter ended June 30, 1998 as compared to 59% in the third quarter of fiscal 1997. For the first nine months of fiscal 1998 and 1997, gross margin remained consistent as a percentage of sales at 58%. The decrease in gross margin for the three months ended June 30, 1998 was primarily attributable to product mix, specifically the shipments of the newly introduced Model APS which during this introductory period generally has a lower gross margin percentage than the current checked baggage systems.

       Research and Development Expenses. Research and development expenses increased 24% to $1,363,042 (13% of revenues) in the current quarter from $1,095,357 (13% of revenues) in the third quarter of fiscal 1997. For the current nine month period, research and development expenses increased 28% to $4,170,473 (14% of revenues) from $3,249,070 (15% of revenues) for the first nine months of fiscal 1997. The increase in research and development expenses in fiscal 1998 was primarily due to the addition of engineering personnel and outside consultants working on the development of new products and technologies, and enhancements to existing products, including the next generation system.

      Selling and Marketing Expenses. Selling and marketing expenses decreased 4% to $983,536 (9% of revenues) in the current quarter from $1,029,750 (12% of revenues) in the third quarter of fiscal 1997. For the current nine month period, selling and marketing expenses increased 30% to $3,337,709 (11% of revenues) from $2,565,097 (12% of revenues) for the first nine months of fiscal 1997. The decrease in selling and marketing expenses in the current fiscal quarter was primarily due to a decrease in commissions related to the sales in Asia, and consulting costs, offset by an increase in public relations costs. For the first nine months of fiscal 1998, the increase was primarily due to additional sales and support personnel, including expansion of operations in Europe and the Asia/Pacific region, the payment of commissions on sales in the Asia/Pacific region, and an overall increase in public relations and consulting, trade shows and related travel costs.

       General and Administrative Expenses. General and administrative expenses (excluding litigation expense) increased 12% to $938,646 (9% of revenues) in the current quarter from $840,706 (10% of revenues) in the third quarter of fiscal 1997. For the current nine month period, general and administrative expenses increased 45% to $2,985,323 (10% of revenues) from $2,055,781 (9% of revenues) for the first nine months of fiscal 1997. The increase in general and administrative expenses in fiscal 1998 was primarily attributable to an increase in personnel and related costs, including key management positions filled at the end of the second quarter of fiscal 1997, and an increase in license fees and patent amortization costs.

      Litigation Expenses. The Company incurred no litigation expense in the current fiscal quarter compared to $77,000 in the third quarter of fiscal 1997, primarily in connection with the Company's patent litigation. Litigation expense for the first nine months of fiscal 1998 and 1997 was $120,000 and $347,000, respectively. On November 6, 1996, the Company entered into an agreement with EG&G to settle EG&G's patent infringement claim against the Company. The litigation expenses in fiscal 1998 includes expenses incurred in connection with the Company's litigation with AS&E. In January 1998, in a final judgement in favor of the Company, the Court dismissed all of AS&E's claims and declared that the Company does not infringe on any of AS&E's patents. In April 1998, AS&E filed a motion to appeal this decision.

      Other Income. The Company recognized net other income of $365,147 in the current quarter compared to $350,594 in the third quarter of fiscal 1997. Net other income increased to $1,041,446 in the current nine month period from $668,888 in the comparable period in fiscal 1997. The increase in fiscal 1998 was primarily attributable to an increase in interest income attributable to higher average cash balances available for investments. The increase in other income was slightly offset by an increase in hedge costs associated with the Company's forward foreign exchange contract and transaction losses. The Company does not currently have any forward foreign exchange contracts outstanding.

      Provision for Income Taxes. The Company's effective tax rate for the first nine months of fiscal 1998 was 30% compared to 27% in the corresponding period in fiscal 1997. The Company expects that its effective tax rate will be lower than the statutory tax rates primarily due to the use of research and development tax credits and the tax benefits associated with the Company's foreign sales and securities corporations.


Liquidity and Capital Resources

       The Company has funded its operations and capital expenditures primarily through internally generated cash flows, proceeds from the sale of securities and the availability of a working capital line of credit. At June 30, 1998, the Company had working capital of $34.6 million, including $25.2 million in cash and cash equivalents and short-term investments. In addition, the Company had approximately $250,000 in long-term investments, with average maturities of 15 months. The Company also has an unsecured $5.0 million bank line of credit which expires on February 28, 1999. The Company's bank line of credit bears interest at the bank's prime rate (8.5% as of June 30, 1998). At June 30, 1998, the Company had no amounts outstanding under this line of credit.

     During the first nine months of fiscal 1998, the Company's net cash provided by operating activities was approximately $7.9 million. During that period, net income adjusted for non-cash expenses including depreciation and amortization totaling $6.0 million, a decrease of $3.0 million in accounts receivable, and an increase in customer deposits of $1.4 million were partially offset by a $527,000 increase in other current assets and a $2.2 million increase in inventories. The increase in inventories in the third quarter of fiscal 1998 reflects increased inventories associated with the commercial introduction of the new Model APS system, increased sales activity, and production of the Company's next generation system.

      The Company's capital expenditures for the first nine months of fiscal 1998 were approximately $640,000. While the Company does not have any significant commitments for capital expenditures for the remainder of fiscal 1998, the Company anticipates that it will continue to purchase equipment to support its anticipated growth and explore acquisition opportunities.

     During the first nine months of fiscal 1998, net cash used in investing activities was approximately $11.1 million. Net cash used in investing activities was primarily attributable to the net increase of $9.1 million in investments and an increase of $1.3 million in other assets related to the licensing of technology.

     During the first nine months of fiscal 1998, net cash provided by financing activities was approximately $300,000. Net cash provided by financing activities was attributable to the receipt of net proceeds from the exercise of stock options and stock purchase warrants.

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


                  PART II - OTHER INFORMATION

           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES


Item 1.   Legal Proceedings.

            Patent   Litigation.   In  May  1996,  the  Company
commenced an action in the United States District Court for the District of Massachusetts against AS&E seeking a declaration that the Company does not infringe AS&E patents related to back scattered X-rays. This followed AS&E's allegations of infringement to third parties. In January 1998, in a final judgment in favor of the Company, the Court dismissed all of AS&E's claims and declared that the Company does not infringe on any of AS&E's patents. In April 1998, AS&E filed a motion in the Federal Court of Appeals for the First Circuit to appeal this decision.


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









                              Vivid Technologies, Inc.
                              (Registrant)



August 13, 1998               /s/  S. David Ellenbogen
Date                          S. David Ellenbogen
                              Chief Executive Officer





August 13, 1998               /s/  William J. Frain
Date                          William J. Frain
                              Chief Financial Officer and Treasurer
                              (Principal Financial and Chief Accounting
                              Officer)