Form 10-K
period 1998-09-30
VIVID TECHNOLOGIES INC
filed 1998-12-29
CIK 1023813

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K
(Mark One)

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     September 30, 1998

                                 or

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

                Common Stock, $.01 par value
                Rights to Purchase Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes   X   No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant as of November 30, 1998 was $68.9 million based on the price of $8.06 on that date on the Nasdaq National Market. As of December 14, 1998, 9,908,116 shares of the Registrant's Common Stock, $.01 par value, were issued and outstanding.

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

     Vivid Technologies, Inc. ("Vivid" or the "Company") is a leading developer, manufacturer and marketer of automated inspection systems that detect explosives in airline checked baggage. The Company also offers a system that can be used to screen carry-on baggage and enhance building security. The Company's family of advanced explosives detection systems identify targeted materials by analyzing the physical characteristics of each item in a bag or parcel, including the atomic number and mass, using patented composition analysis techniques and proprietary dual energy X-ray technology. These systems automatically (without the use of an operator) isolate and identify targeted materials within a bag or parcel, thereby preventing a suspect bag or parcel from being loaded into an aircraft or entering a building until cleared by operator inspection. The Company's systems can also be used to identify a wide variety of other substances, including drugs, currency and agricultural products.

     In 1993, the Company's automated systems were successfully deployed in airports as part of an integrated multi-level checked baggage screening approach that is being adopted in many countries throughout the world. As of September 30, 1998, the Company had sold 289 systems worldwide including 30 Model APS for hand baggage and parcel inspection. Airports at which the Company's systems are deployed include JFK International Airport in New York, London Heathrow and London Gatwick, Paris Charles de Gaulle and Paris Orly, Hong Kong International Airport at Chek Lap Kok, Malaysia's Kuala Lumpur International Airport, Malpensa in Milan, King Khalid International Airport in Riyadh, Amsterdam Airport Schiphol, Zurich Airport, Brussels Airport, and Spain.

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

     The Company believes that the implementation of effective checked baggage screening will highlight the ineffectiveness of conventional X-ray systems to identify explosives in carry-on baggage. The United Nations International Civil Aviation Organization ("ICAO") requires all 185 contracting states to inspect 100% of international carry-on baggage for the detection of weapons, and virtually all airports use conventional X-ray systems for this purpose. The Company believes that several thousand of these conventional X-ray systems are installed in airports throughout the world, and that these systems are candidates for replacement with more sophisticated systems.

     Market Evolution and Government Initiatives. In the 1970s, in response to hijackings, airports worldwide began to install X-ray systems to screen carry-on baggage for weapons such as guns and knives. When combined with walk-through metal detectors, these systems substantially reduced the number of airplane hijackings. The success of these systems in airports also fostered their adoption for use by governmental agencies and private companies. As the threat to civil aviation evolved in the early 1980's from hijackings to bombings, many countries required checked baggage on international flights to be inspected. Most equipment initially deployed for this purpose has been conventional X-ray systems that only provide an operator with an image for interpretation. Although conventional X-ray systems are effective for the detection of weapons made from dense materials with defined shapes, such as guns and knives, they are ineffective in detecting explosive materials that are not as dense and can be molded into virtually any shape.

     In response to the December 1988 bombing of Pan American Flight 103 over Lockerbie, Scotland, many countries began the installation of systems that could detect plastic and other explosives in airline baggage. Europe, led by the United Kingdom, has been at the forefront of deploying advanced automated explosives detection equipment. The United Kingdom's commercial airports have achieved 100% screening of international checked baggage in response to a mandate from the UK Department of the Environment Transport and the Regions (formerly Department of Transport). The European Civil Aviation Conference ("ECAC"), an organization of 37 member states, has resolved to implement 100% screening of international checked baggage. Several of those countries, including Belgium, France, Germany, Italy, Spain and Switzerland, have begun to implement checked baggage screening approaches similar to that adopted by the United Kingdom.

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

     In the Asia/Pacific region, two major new airports in Malaysia and Hong Kong purchased integrated systems and commenced operations in 1998 with 100% checked baggage screening in place. Other new airports and terminals in the region, including those in Singapore, South Korea and Thailand, are being designed to include 100% screening of international checked baggage using advanced automated explosives detection systems. Australia and New Zealand intend to implement checked baggage screening in advance of the Sydney Olympic games in 2000. Other countries in the region, including Japan and the Philippines are also studying the implementation of these systems at existing airports.

     Following the Pan American Flight 103 bombing, the United States enacted the Aviation Security Improvement Act of 1990 (the "Aviation Security Act"). The Aviation Security Act directed the Federal Aviation Administration (the "FAA") to develop a standard for explosives detection systems and required airports in the United States to deploy systems meeting this standard by 1993. The FAA certified a prototype computed tomography ("CT") system in November 1998. The commercial production model of this system will require further certification. Other CT systems were certified in December 1994 and April 1998, but, thus far, have failed to demonstrate that they meet the requirements for 100% checked baggage screening under realistic operating conditions. As a result, there have been only limited purchases and installations of automated explosives detection systems in the United States. Although ECAC has adopted a standard similar to the FAA standard as a long-term goal, they have allowed and promoted the deployment of effective systems even though they do not meet the performance standards that have been adopted.

     In response to the crash of TWA Flight 800 off Long Island, New York in July 1996, President Clinton formed the White House Commission on Aviation Safety and Security, chaired by Vice President Gore (the "Gore Commission"), to review airline and airport security and oversee aviation safety. The Gore Commission released its initial and final reports in September 1996 and February 1997, respectively, and in October 1996, the United States enacted the Federal Aviation Re-Authorization Act of 1996 (the "Re-Authorization Act") which included an allocation for the purchase of explosives detection systems and other advanced security equipment by air carriers and airport authorities. The Re-Authorization Act requires that, until such time that the FAA determines that the equipment certified by the FAA is commercially available and has successfully completed operational testing, the FAA shall facilitate the deployment of other commercially available explosives detection devices which the FAA determines will enhance aviation security. During 1997 and 1998, the FAA purchased a variety of state-of-the-art explosives detection devices from several manufacturers, including eight systems from the Company.

     In October 1998, Congress approved and the president signed the fiscal 1999 budget, which includes $100 million for the purchase and installation of explosive detection systems and other advanced security equipment. This level of funding is consistent with the Gore Commission's recommendation that $100 million be spent annually for several years to upgrade the nation's aviation security. Included in the $100 million for fiscal 1999 is a recommendation to purchase operator assist X-ray systems for the screening of carry-on luggage.

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

     Several advanced explosives detection systems have been developed to address these requirements, each with its own inherent advantages and limitations. These systems include dual energy X-ray, trace detection and CT systems. Dual energy X-ray systems measure the X-ray absorption properties of a bag's contents at two different X-ray energies to determine if any of the items have the physical characteristics of explosive materials. Trace detection equipment, known as "sniffers," detects particulate and chemical traces of explosive materials collected by manually wiping or vacuuming the bag under inspection. CT systems use hundreds of partial X-ray images, referred to as slices, to analyze the contents of a bag.

     Implementation of Carry-on Baggage Systems. There are currently no requirements for the use of automated explosives detection systems to screen carry-on baggage. However, the presence of explosives in carry-on baggage poses a serious threat to civil aviation. A published industry source estimated that approximately one quarter of bombs smuggled on board aircraft were hidden in carry-on baggage. As the global implementation of hold baggage systems continues, regulators are shifting their focus to the detection of explosives in carry-on baggage. The final report of the Gore Commission recommended that the FAA begin conducting feasibility studies with regard to the use of advanced explosives detection equipment for
carry-on baggage systems.   Included in the $100 million federal
budget for fiscal 1999 is a recommendation to purchase operator assist X-ray systems for the screening of carry-on luggage.

     Non-aviation Hand Baggage Inspection Systems. A number of governmental agencies and private sector organizations in the United States and abroad are interested in utilizing advanced explosive detection equipment to enhance facility security. Recent terrorist attacks including the August 1998 bombings of two U.S. embassies in Africa have spurred the agencies request additional funding to upgrade security at domestic and international facilities. The General Services Administration has approved the Company's Model APS for building protection. Through September 30, 1998 the Company had sold 21 systems for facility protection.

Products

     The Company develops, manufactures and markets a family of advanced automated systems that can detect explosives and other contraband in airline baggage and other parcels. The first market to emerge for these systems has been explosives detection for airline baggage. The Company's product line includes Level 1 and Level 2 integrated automated explosives detection systems for checked baggage, freestanding automated explosives detection systems for Level 3, terminal and baggage hall inspection of checked baggage, and an automated explosives detection system for carry-on baggage, hand baggage and parcels. As of September 30, 1998, the Company had shipped and installed approximately 260 systems for use in airports and high-security facilities throughout Europe, the Asia-Pacific region, the Middle East and North America.

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

     The VIS-M, introduced in April 1996, further extends the capability of the workstation concept by allowing several VIS mainframes to be interconnected ("Matrixed") with multiple Level 2 operator workstations. During off-peak periods, workstations can be switched off, thereby significantly reducing staffing requirements and operating costs. The efficiency gained by the additional workstations combined with enhanced baggage control software allows an operator to review images of the contents of a bag while the bag continues en route to the aircraft. This eliminates the need and associated costs of a secondary conveyor system to hold the bags while Level 2 inspection is taking place. These costs can be a significant portion of the total cost of purchase and installation of a multi-level integrated explosives detection approach. The baggage handling systems in the new airports in Malaysia and Hong Kong and the new Terminal One at JFK International Airport in New York were designed to capitalize on the VIS-M's Matrixing capability by interconnecting several of the Company's VIS-M systems with multiple workstations to achieve 100% checked baggage screening. Several other new airports or terminals are being designed to utilize networked screening systems.

     The Company has begun commercial production of its newest system for screening checked baggage, the Model MVT. This system utilizes a revolutionary approach to dual energy X-ray enabling improved explosive detection while preserving the high-speed inspection necessary to screen large amounts of baggage. This approach gathers significantly more data than our current generation of systems by obtaining three different views of each bag. This multi-view tomography (MVT) technique allows better measurements of both effective atomic number and density of each item inside a suitcase than single view dual energy X-ray systems.

     In addition to its performance characteristics, MVT has several other features that the Company believes will make it appealing to potential customers. The MVT has similar dimensions to the Model VIS and Model VDS can easily be integrated into baggage handling lines. For those customers currently utilizing a Vivid system, installing MVT is a "drop in" upgrade. The existing Vivid system can be removed and the MVT installed in the same space with virtually no changes to the conveyor belts entering and exiting the system. MVT also will communicate with the airport's baggage handling control system the same way as our current equipment. Additionally, MVT is film safe meaning that the X-ray dosage is below the threshold for damaging film unlike competing CT technologies that utilize a significantly higher dose of X-ray, resulting in systems that damage film. The Company believes that this feature is important to the airlines that want to avoid installing screening equipment that could result in passenger complaints.

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

     The Company developed the APS system with Gilardoni, S.p.A. ("Gilardoni"), a manufacturer of conventional X-ray weapons screening systems and X-ray based equipment for the medical field. The system combines many of the advanced detection algorithms developed by the Company for its automated checked baggage explosives detection systems with an X-ray main frame using conventional dual energy X-ray technology. The arrangement with Gilardoni reduced the time-to-market of the Company's APS carry-on baggage inspection system. In March 1998, the Company began full manufacturing of the Model APS at its U.S. facility, using components purchased from Gilardoni under the agreement. Through September 30, 1998 the Company had sold a total of 30 Model APS to screen carry-on luggage in an airport environment and examine hand baggage for facility protection. Examples of customers that have purchased Model APS systems include Turkey, Billund Airport Denmark, King Khalid International Airport, Riyadh, Saudi Arabia, Terminal One at JFK International Airport in New York and the Pentagon. The General Services Administration has approved the Model APS for building protection.

Other Products and Applications

     The Company believes that installations of advanced automated explosives detection systems at airports will accelerate the adoption of this technology for other security applications, including the protection of government and private facilities, and the screening of mail. The Company is also exploring opportunities with various governmental authorities and agencies in the United States and internationally to use its equipment for the detection of illicit drugs, the illegal export of currency and detection of agricultural products. Further, the Company believes that its technology can expand the traditional role of X-ray technology in process control applications by providing enhanced or new value-added functions such as material analysis, segregation and sorting of materials, and
quality control.   In addition, during fiscal 1998 the Company
entered into an exclusive technology license agreement for the development of complimentary explosive detection technology. Under the agreement, the Company paid $1,250,000 for the exclusive right to manufacture, use or sell the licensed technology for a three-year
period, with an option to extend the exclusive rights.   See "Risk
Factors - Developing Market; Uncertainty of Market Acceptance" and "- Uncertainty of Product Development."

Products under Development

     The Company's product development efforts are focused on developing new products for the explosives and contraband detection system market and further enhancing the functionality, reliability and performance of its existing product line. The Company is continuing to develop the MVT to meet FAA certification requirements. This development effort was being funded in part by a $3.4 million research grant from the FAA awarded in May 1997. The Company cannot assure that it will be able to develop a system that will meet FAA certification requirements on a timely basis, if at all, or that if developed, the system will be commercially successful. See "Risk Factors - Dependence on Government Regulation" and " - Uncertainty of Product Development."

Marketing and Sales

     The company sells and markets its products through its direct sales force as well as independent sales representatives and distributors in certain foreign countries, including Spain, France, Hong Kong, Japan and Malaysia. As of September 30, 1998, the Company had a 12 person marketing and sales staff. Two members of this staff are located in the United Kingdom and one in Switzerland. The Company also has a director of business development for the United States based in New Jersey with a primary focus on the non-aviation applications for the Company's systems. The remainder of the marketing and sales staff is headquartered at the Company's offices in Woburn, Massachusetts.

     In the United States, the Company is working actively with the FAA, other government agencies, airlines, airport operators and congressional committees to promote the efficacy and cost-effectiveness of its products for deployment in United States airports. The Company is also working with United States and foreign governmental agencies to promote its products for non-aviation applications. In addition, the Company markets its products through participation in trade shows, publication of articles and advertising in trade journals, participation in industry forums and standard setting organizations, and distribution of sales literature. The Company benefits from customer referrals and the use of certain customer installations as demonstration sites for its systems. In fiscal 1996,1997 and 1998, international sales accounted for approximately 95%, 97%, 78%, respectively, of the Company's revenues. See "Risk Factors - Reliance on International Sales" and "Note 6 in Notes to Consolidated Financial Statements."

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

     In 1997, the Company entered into an arrangement with Gilardoni for the manufacture and sale of the Model APS carry-on baggage explosives detection system. Under this arrangement, the Company has the exclusive right to manufacture and sell this system in the United States, the United Kingdom, certain other European countries and Mexico. In addition, the Company has agreed not to sell any competitive X-ray-based system within its territory unless manufactured by Gilardoni or the Company. The Company intends to pursue strategic alliances, acquisitions and licenses of complementary technologies to further enhance its growth. See "Risk Factors - Management of Growth."

     In fiscal 1996, 1997 and 1998, sales to BAA accounted for approximately 79%, 39% and 42%, respectively, of the Company's revenues. Additionally, in fiscal 1997 and 1998 Airport Authority Hong Kong accounted for 19% and 12%, respectively, and Toyo Kanetsu K.K., the baggage-handling contractor for Malaysia's Kuala Lumpur International Airport, accounted for 27% and 2%, respectively, of the Company's revenues. Revenues from the FAA including $2.7 million in research and development funding accounted for 16% of the Company's revenues in fiscal 1998. See "Risk Factors - Customer Concentration."

Customer Service and Support

     The Company provides a high level of customer support to assist in the installation and integration of the Company's products into its customers' facilities and to assist in maintaining the reliability of the Company's products once installed. The Company offers a number of customer support services, including applications support, training, system preventative and corrective maintenance, and upgrades. The Company generally provides one-year parts warranty and offers primary and back-up service contracts to its customers. The Company's customer support staff currently includes six support engineers at its headquarters in Massachusetts, seven support engineers operating out of the Company's offices in the United Kingdom and two support engineers in the Asia-Pacific region.

Regulation

     The explosives detection systems manufactured and marketed by the Company for use in airports are subject to regulation by the FAA, corresponding foreign governmental authorities and ICAO, the United Nations organization for establishing standard practices for the aviation industry on a worldwide basis. Sales of the Company's explosives detection systems for use in airports have been and will continue to be dependent upon governmental initiatives to require or support the screening of baggage with advanced explosives detection systems. Substantially all of such systems have been installed at airports in countries in which the applicable governmental or regulatory authority overseeing the operations of the airport has mandated such screening. Such mandates are influenced by many factors outside of the control of the Company, including political and budgetary concerns of governments, airlines and airports. See "Risk Factors - Dependence on Government Regulation; FAA Certification; and FAA Appropriations."

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

     Under the Aviation Security Act, the FAA was required to develop a standard for explosives detection systems and to certify equipment that met this standard under realistic airport operating conditions. None of the Company's systems have been certified by the FAA. A prototype of the Company's recently introduced MVT was submitted to the FAA for precertification readiness testing and data collection. As of the filing date, the MVT had not been through the FAA's official certification test. The Company plans to make further refinements to the system before proceeding to the formal certification testing. The Company cannot assure that the MVT or any other products that may be developed by the Company will ever meet the FAA or any other United States certification standard. See "Risk Factors - Dependence on Government Regulation; FAA Certification; and FAA Appropriations."

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

     In October 1998, Congress approved and the president signed the fiscal 1999 federal budget, which includes $100 million for the purchase and installation of explosive detection systems and other advanced security equipment. This level of funding is consistent with the Gore Commission's recommendation that $100 million be spent annually for several years to upgrade the nation's aviation security.

     The UK DOT has mandated 100% screening of international checked baggage in the United Kingdom. Similarly, the other ECAC member states have resolved to implement 100% screening of international checked baggage. The Company's Level 1, Level 2 and Level 3 systems, as well as the Company's SDE technology, have been allowed for use by the UK DOT. In most other ECAC member states, the Company's systems either must be tested and approved or procured by governmental authorities overseeing the operation of airports within the country. In addition to the United Kingdom, the Company's systems have been purchased or approved for use in airports in many European countries including Belgium, France, The Netherlands, Italy, Spain and Switzerland.

     Governmental authorities overseeing the construction of new airports in the Asia-Pacific region are defining requirements for the use of advanced explosives detection systems to achieve 100% screening of international checked baggage at those airports. As a result, the Company's systems are also being evaluated by the applicable regulatory authorities in countries in the Asia-Pacific region for purchases at new airports and have been installed for use at the new airports in Malaysia and Hong Kong. The Company cannot assure that its systems will be purchased for installation in any of the other new airports or terminals under construction or proposed for construction in that region.

     ICAO has adopted various recommendations and requirements for screening of checked and carry-on baggage. Currently, ICAO requires the screening of all international carry-on bags and recommends the screening of international checked baggage. This requirement and recommendation relates only to the screening of baggage and does not require any specific technology to be used. It cannot be assured that additional countries will mandate the implementation of effective explosives screening or airline baggage, or that, if mandated, the Company's systems will meet the certification or other requirements of the applicable governmental authority. Even if the Company's systems meet the applicable requirements, it cannot be assured that the Company would be able to market its systems effectively.

Research and Development

     The Company's research and development efforts are focused on developing new products for the explosives and contraband detection system market and further enhancing the functionality, reliability and performance of its existing product line. The Company's research and development personnel also are involved in establishing protocols, monitoring and interpreting and submitting test data to the FAA and other domestic and foreign regulatory agencies to obtain the requisite certifications, clearances and approvals for its products. During fiscal 1998, the main focus of the Company's research and development personnel was on the development of the Model MVT.

     At September 30, 1998, the Company had 46 employees engaged in research and development and engineering, including 14 employees engaged in software development. During fiscal 1996, 1997 and 1998, the Company's research and development expenses were approximately $3.5 million, $4.4 million and $5.9 million, respectively. In addition, during each of these years certain of the Company's research and development expenses related to work performed under the Company's FAA research and development grants were included under costs of goods sold.

Intellectual Property

     The Company relies upon trade secrets and patents to protect its technology. Due to the rapid technological change that characterizes the explosives detection system industry, the Company believes that the improvement of existing technology, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company has obtained patents and will continue to make efforts to obtain patents, when available, in connection with its product development program. The Company has obtained five patents and has pending two patent applications in the United States. In addition, for certain foreign countries the Company has pending patent applications that correspond to the subject matter of certain United States patents and patent applications. Three of the Company's United States patents relate to applications of its dual X-ray technology and the Company's software algorithms used to implement the Company's screening analysis techniques. The Company's fourth patent relates to the Company's operator workstations. The Company's fifth patent relates to the Company's SDE technology. These patents have expiration dates ranging from 2011 to 2015. It cannot be assured that any of the Company's unallowed patent applications will be granted, that any patent or patent application will provide significant protection for the Company's products or technology, be of commercial benefit to the Company, or that its validity will not be challenged. Moreover, it cannot be assured that foreign intellectual property laws will protect the Company's intellectual property rights. In the absence of significant patent protection, the Company may be vulnerable to competitors who attempt to copy or use the Company's products, processes or technology. See "Risk Factors - Limited Protection of Intellectual Property Rights; Patent Litigation."

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

     The Company also licenses certain other technologies used in its products, often on an exclusive or semi-exclusive basis, for a defined field of use. These licenses involve eight United States patents and certain foreign patents relating to X-ray and complimentary technology. The United States patents have expiration dates ranging from 2002 to 2007. The Company's arrangement with Gilardoni relating to the Company's Model APS automated explosives detection system for screening of carry-on baggage contains cross licenses of intellectual property rights associated with each party's technology incorporated into the system. This license expires in 1999, subject to certain early termination and extension options.
The Company is currently negotiating an extension to the license with Gilardoni. In addition, during fiscal 1998 the Company entered into an exclusive technology license agreement for the development of complimentary explosive detection technology. Under the agreement, the Company paid $1,250,000 for the exclusive right to manufacture, use or sell the licensed technology for a three-year period, with an option to extend the exclusive rights.

     The Company was involved in patent litigation with EG&G Astrophysics Research Corporation ("EG&G"), in which each party claimed that the other was infringing certain patents held by the other. On November 6, 1996, the Company and EG&G signed a settlement agreement pursuant to which, among other things, each party agreed not to sue the other for patent infringement for nonmedical uses of X-ray technology covered by each other's existing patents or by patent applications which claim priority from such patents or, for products existing as of September 12, 1996, covered by patents that may be issued pursuant to existing patent applications. As a result, each party will have broad rights to use the other's existing X-ray technology for an unlimited period of time. It cannot be assured that EG&G will not use the Company's technology in a manner that would materially and adversely affect the Company's business, results of operations and financial condition.

     The Company is also involved in certain patent litigation with American Science and Engineering, Inc. ("AS&E"), whereby the Company was seeking a declaratory judgement that it is not infringing any AS&E patent. In connection with this litigation, AS&E filed a counterclaim alleging that the Company is infringing one or more of eight AS&E patents. In October 1996, the court dismissed AS&E's infringement counterclaims, but allowed AS&E to raise more specific infringement counterclaims upon asserting factual support for such claims. In December 1996, AS&E filed a motion for leave to file an amended counterclaim asserting that the Company was violating one AS&E patent. The court subsequently dismissed AS&E's motion, but again allowed AS&E to raise more specific infringement counterclaims upon AS&E's asserting factual support for such claims. In February 1997, AS&E filed a further memorandum in support of its motion for leave to file an amended counterclaim. In April 1997, the Court denied AS&E's motion and dismissed its counterclaim without granting leave to file an amended counterclaim. In April 1998, AS&E filed a motion in the Federal Court of Appeals for the First Circuit to appeal this decision. This appeal is still pending. See "Risk Factors - Limited Protection of Intellectual Property Rights; Patent Litigation" and "Item 3. Legal Proceedings."

Competition

     The markets for the Company's products are highly competitive. Certain of the Company's competitors have substantially greater manufacturing, marketing and financial resources than the Company. Other major corporations have announced their intention to enter the security screening market. Competitors may develop superior products or products of similar quality for sale at the same or lower prices. Moreover, the Company cannot assure that its products will not be rendered obsolete by new industry standards or changing technology. It cannot be assured that the Company will be able to compete successfully with existing or new competitors. See "Risk Factors - Rapid Technological Change."

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

     The Company's systems also compete with systems employing other technologies including CT scanner technology and trace detection technology. A product based upon CT scanner technology currently detects a wider range of explosives than does the Company's systems. In 1994, the FAA first certified this CT-based system and a new model was certified in April 1998. These systems operate at a significantly lower throughput rate and significantly higher expense than the Company's systems. In November 1998 the FAA certified a new CT-based system developed by another company. This certification will not apply to the commercial production model of this system, which is still under development. The Company believes that the CT systems also are more expensive and operate at a significantly lower throughput rate compared to the Company's systems. Additionally, the two newer systems have not been tested over extended periods of time in actual airport operating conditions. None of the Company's products have been certified by the FAA. Products based upon trace detection technology have throughput rates lower than those based on dual energy X-ray or CT technology and generally have been installed as Level 3 systems. See "Risk Factors - Dependence on Government Regulation; FAA Certification; and FAA Appropriations."

     The Company's Model APS system, which is intended to detect explosives in carry-on bags and personal effects at airports and other installations, has recently been evaluated by various government agencies. This system competes against conventional X-ray systems, which are lower in price, as well as advanced explosives detection systems being adapted by the Company's competitors for this use. The Model APS system competes on the basis of price, detection capabilities, ease of use, expense of operation and reliability.

Manufacturing

     The Company's manufacturing operations consist primarily of assembly, test, burn-in and quality control. The Company has adopted stringent quality assurance procedures that include standard design practices, component selection procedures, vendor control procedures, and comprehensive reliability testing and analysis. As a result of these efforts, the Company has received ISO 9001 certification. The Company's manufacturing facility is currently producing approximately eight of the Company's checked baggage systems and five hand baggage systems per month and has the capability to accommodate production of over 20 checked baggage systems and 15 hand baggage systems per
month.   In September 1998, the Company began production of its next generation system MVT. In anticipation of future growth, the Company entered into a five-year lease agreement for additional space of approximately 18,500 square feet in a building adjacent to its existing location. Should market conditions warrant, the Company may choose to establish overseas manufacturing operations.

     The Company purchases a major portion of the parts and peripheral components for its products, and manufactures certain subsystems, such as the high voltage power supply, from raw materials. Most parts and materials are readily available from several supply sources. In 1997, the Company entered into a joint marketing and royalty agreement with Gilardoni for the Model APS system. In March 1998, the Company began full manufacturing of the Model APS at its U.S. facility, using components purchased from Gilardoni per the agreement. Under the current arrangement Gilardoni is the sole source for certain components to be manufactured with the Model APS. There can be no assurance that Gilardoni will supply these components in a cost effective or timely manner. The failure of Gilardoni to provide acceptable quality and timely components at an acceptable price, or an interruption of supplies from such a supplier as a result of fire, nature calamity, strike or other significant event could materially and adversely affect the Company's business, financial condition and results of operations. The Company is currently in discussions with Gilardoni to allow the Company a second source for these components.

Backlog

     Backlog for the Company's products as of September 30, 1997 and 1998 totaled approximately $15 million and $4 million, respectively. Backlog consists of purchase orders for which a customer has scheduled delivery within the next twelve months. In certain circumstances, orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of the Company's revenues for any future period.

Employees

     As of September 30, 1998, the Company had 125 full-time employees, including 35 in manufacturing operations and quality assurance, 46 in research, development and engineering, 27 in marketing, sales and customer support, and 17 in finance and administration and information systems. None of the Company's employees is represented by a union. The Company considers its employee relations to be good.

Executive Officers of the Registrant

   The executive officers of the Company and their ages are as follows:

Name                    Age               Position
S. David Ellenbogen      60  Chairman of the Board and Chief
                             Executive Officer

Dr. Jay A. Stein         56  Senior Vice President, Technical
                             Director and Director

William J. Frain         32  Chief Financial Officer and Treasurer

James J. Aldo            47  Vice President of Marketing and Sales

Daniel J. Silva          46  Vice President of Operations


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

Significant Employees

   Certain key employees of the Company who are not also executive officers or directors are as follows:

     Name          Age         Position

Kristoph D. Krug    45    Chief Technical Officer

Jeremy M. Attree    39    Director of Operations, Europe

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

Shareholder Rights Plan

     On October 13, 1998, the Board of Directors of Vivid Technologies, Inc. (the "Company") declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $0.01 per share (the "Common Shares") on October 27, 1998 (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the "Preferred Shares"), of the Company, at a price of $60.00 per one one-thousandth of a Preferred Share (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and American Stock Transfer & Trust Company, as Rights Agent (the "Rights Agent").

     Subject to certain limited exceptions, until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired beneficial ownership of 15% or more of the outstanding Common Shares, or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any Person becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of such outstanding Common Shares (the earlier of such dates being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the Common Share certificates outstanding as of the Record Date, by such Common Share certificate with a copy of the Summary of Rights attached thereto.

     The Agreement provides that, until the Distribution Date, the Rights will be transferred with and only with the Common Shares. Until the Distribution Date (or earlier redemption or expiration of the Rights), new Common Share certificates issued after the Record Date or upon transfer or new issuance of Common Shares will contain a notation incorporating the Agreement by reference. Until the Distribution Date (or earlier redemption or expiration of the Rights), the surrender for transfer of any certificates for Common Shares outstanding as of the Record Date, even without such notation or a copy of the Summary of Rights being attached thereto, will also constitute the transfer of the Rights associated with the Common Shares represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Common Shares as of the Close of Business on the Distribution Date and such separate Right Certificates alone will evidence the Rights.

     The Rights are not exercisable until the Distribution Date. The Rights will expire on October 13, 2008 (the "Final Expiration Date"), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed by the Company, in each case, as described below.

     The Purchase Price payable, and the number of Preferred Shares or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Shares, (ii) upon the grant to holders of the Preferred Shares of certain rights or warrants to subscribe for or purchase Preferred Shares at a price, or securities convertible into Preferred Shares with a conversion price, less than the then current market price of the Preferred Shares or (iii) upon the distribution to holders of the Preferred Shares of evidences of indebtedness or assets (excluding regular periodic cash dividends paid out of earnings or retained earnings or dividends payable in Preferred Shares) or of subscription rights or warrants (other than those referred to above).

     The number of outstanding Rights and the number of one one-thousandths of a Preferred Share issuable upon exercise of each Right are also subject to adjustment in the event of a stock split of the Common Shares or a stock dividend on the Common Shares payable in Common Shares or subdivisions, consolidations or combinations of the Common Shares occurring, in any such case, prior to the Distribution Date.

     Preferred Shares purchasable upon exercise of the Rights will not be redeemable. Each Preferred Share will be entitled to a quarterly dividend payment of 1000 times the dividend declared per Common Share. In the event of liquidation, the holders of the Preferred Shares will be entitled to an aggregate payment of 1000 times the aggregate payment made per Common Share. Each Preferred Share will have 1000 votes, voting together with the Common Shares. In the event of any merger, consolidation or other transaction in which Common Shares are exchanged, each Preferred Share will be entitled to receive 1000 times the amount received per Common Share. These rights are protected by customary antidilution provisions.

     Because of the nature of the Preferred Shares' dividend, liquidation and voting rights, the value of the one one-thousandth interest in a Preferred Share purchasable upon exercise of each Right should approximate the value of one Common Share.

     In the event that any person becomes an Acquiring Person, proper provision shall be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person and its Affiliates and Associates (which will thereafter be void), will thereafter have the right to receive upon exercise that number of Common Shares having a market value of two times the exercise price of the Right. In the event that, at any time after a Person becomes an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right.

     If the Company does not have sufficient Common Shares to satisfy such obligation to issue Common Shares, or if the Board of Directors so elects, the Company shall deliver upon payment of the exercise price of a Right an amount of cash or securities equivalent in value to the Common Shares issuable upon exercise of a Right; provided that, if the Company fails to meet such obligation within 30 days following the later of (x) the first occurrence of an event triggering the right to purchase Common Shares and (y) the date on which the Company's right to redeem the Rights expires, the Company must deliver, upon exercise of a Right but without requiring payment of the exercise price then in effect, Common Shares (to the extent available) and cash equal in value to the difference between the value of the Common Shares otherwise issuable upon the exercise of a Right and the exercise price then in effect. The Board of Directors may extend the 30-day period described above for up to an additional 60 days to permit the taking of action that may be necessary to authorize sufficient additional Common Shares to permit the issuance of Common Shares upon the exercise in full of the Rights.

     At any time after any Person becomes an Acquiring Person and prior to the acquisition by any person or group of a majority of the outstanding Common Shares, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group which have become void), in whole or in part, at an exchange ratio of one Common Share per Right (subject to adjustment).

     With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional Preferred Shares will be issued (other than fractions which are integral multiples of one one-thousandth of a Preferred Share, which may, at the election of the Company, be evidenced by depository receipts) and in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Shares on the last trading day prior to the date of exercise.

     At any time prior to the time any Person becomes an Acquiring Person, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right (the "Redemption Price"). The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

     The terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights, except that from and after such time as any person becomes an Acquiring Person no such amendment may adversely affect the interests of the holders of the Rights (other than the Acquiring Person and its Affiliates and Associates).

     Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.


Item 2. Properties

     The Company leases its administrative headquarters and manufacturing facility located in Woburn, Massachusetts. The facility consists of approximately 43,000 square feet, including 21,000 square feet dedicated to the Company's manufacturing operations. In July 1998, the Company entered into a five-year lease agreement for additional space of approximately 18,500 square feet in a building adjacent to its existing location in Woburn, Massachusetts. Approximately 10,000 square feet of this new facility will be used for manufacturing. The Company also leases 3,600 square feet of office and manufacturing space in San Diego, California for a research and development facility. The Company also has two offices in the United Kingdom, leasing approximately 1,000 square feet of space for sales and service. In addition, the Company has sales offices located in Moudon, Switzerland and New Jersey, USA and a sales and customer support office in Kuala Lumpur, Malaysia. The Company believes that its facilities will be adequate for its needs for the foreseeable future and that suitable additional space will be available at commercially reasonable prices as needed. Should market conditions warrant, the Company may expand its presence in Europe and the Asia-Pacific region by establishing a manufacturing operation or expanding its sales and support offices in one or more of those regions.


Item 3.  Legal Proceedings

     In May 1996, the Company commenced an action in the United States District Court for the District of Massachusetts against AS&E seeking a declaration that the Company does not infringe AS&E patents related to back scattered X-rays. This followed AS&E's allegations of infringement to third parties. No discovery has been taken to date. Following a court decision in July 1997 construing the claims of the AS&E patent, which decision the Company considers favorable, in September 1997 the Company filed a motion for summary judgment of non-infringement. AS&E has not yet filed its papers in opposition to the Company's motion but is seeking discovery. If granted, the Company's motion will resolve all issues remaining in the case in favor of the Company. Earlier, in April 1997, the Court dismissed AS&E's proposed counterclaim seeking to allege patent infringement, so that the only remaining issue in the case is the Company's request for declaration of non-infringement of two claims of a single AS&E patent. In April 1998, AS&E filed a motion in the Federal Court of Appeals for the First Circuit to appeal this decision, and the appeal is still pending.


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

Fiscal year Ended September 30, 1998    High      Low
First Quarter                           16 1/2    10 3/8
Second Quarter                          16 3/8    12
Third Quarter                           15 3/4    10 1/2
Fourth Quarter                          12        6 7/8

Fiscal Year Ended September 30, 1997    High      Low
First Quarter                           12 3/4    10
Second Quarter                          24 1/2    11 7/8
Third Quarter                           19 3/4    13 1/4
Fourth Quarter                          18 3/8    14 1/4

Number of Holders - As of December 14, 1998, there were approximately 146 holders of record of the Company's Common Stock, including multiple beneficial holders at depositaries, banks and brokers listed as a single holder in the street name of each respective depositary, bank or broker.

Dividend Policy - The Company has never declared or paid cash dividends on its capital stock and does not plan to pay any cash dividends in the foreseeable future. The Company's current policy is to retain all of its earnings to finance future growth. The
Company's bank line of credit prohibits the payment of cash dividends without prior bank approval.

Recent Sales of Unregistered Securities - None

Use of Proceeds of Initial Public Offering -On December 10, 1996, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1, Commission file number 333-14311, relating to the initial public offering of the Company's Common Stock, $.01 par value. The offering commenced on December 11, 1996 and all shares covered by the Registration Statement were sold. The managing underwriters for the offering were Lehman Brothers Inc., Cowen & Company and Needham & Company. The following sets forth certain information regarding the offering and the Companys' application of the net proceeds therefrom through September 30, 1998:

                INFORMATION RELATING TO THE OFFERING

Number of shares registered                     2,300,000
Number of shares sold by the Company            2,300,000

Aggregate price of the offering amount
registered and sold                           $27,600,000
          Offering Expenses:
               Underwriting discounts
                 and commissions               $1,932,000
               Finders' fees                           --
               Expenses paid to or for
                 underwriters                          --
               Other expenses                    $845,000
                    Total expenses             $2,777,000 (1)
          Net offering proceeds               $24,823,000
          -------------------------
            (1)    No such expenses were paid directly
            or indirectly to directors, officers,
            general partners of the Company or their associates; to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

                           USE OF PROCEEDS

                Category                         Amount
          Construction of plant, building
            and facilities                      $63,300
          Purchase and installation of
            machinery and equipment            $800,000
          Purchase of real estate                    --
          Acquisition of technology/license  $1,750,000
          Repayment of indebtedness                  --
          Redemption of redeemable
            preferred stock (1)              $5,780,650
          Working capital                    $6,021,841
          Temporary investments, net        $10,407,209
               Notes, drafts, bills of
               exchange or bankers'
               acceptances which mature not
               later than one year from
               the date of issuance
          Long-term investments                      __
               Investment-grade commercial
               paper, with an average
               maturity period of 15 months
                    Total investments       $10,407,209
                    Total                   $24,823,000
          -----------------------
            (1) Of this amount, approximately $900,000 was paid to Beta Partners Limited Partnership. Frank Kenny, a director of the Company, is a general partner of this partnership. No other proceeds of the offering were paid directly or indirectly to directors, officers, general partners of the Company or their associates; to persons owning ten percent or more of any class of equity securities of the Company; or to affiliates of the Company.


Item 6.  Selected Financial Data

The following table contains certain selected consolidated financial data of the Company and is qualified in its entirety by the more detailed Consolidated Financial Statements included herein. This data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements appearing elsewhere herein.
                                  Year ended September 30,
                            1994      1995     1996      1997     1998
                              (in thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues                 $13,801   $14,437  $15,578   $31,702  $38,718
Cost of revenues           6,762     6,129    6,899    13,203   16,361
  Gross margin             7,039     8,308    8,679    18,499   22,357

Operating expenses:
  Research and development 2,296     3,653    3,462     4,390    5,859
  Selling and marketing      716     1,077    1,395     3,556    4,335
  General and administrative 916     1,120    1,515     2,929    3,952
  Litigation expenses        199       309    1,150       427      220
     Total operating
     expenses              4,127     6,159    7,522    11,302   14,366

Income from operations     2,912     2,149    1,157     7,197    7,991
Interest and other
 income (expense), net        (2)      (45)       8       862    1,477

Income before provision
 for income taxes          2,910     2,104    1,165     8,059    9,468
Provision for income taxes   100        90       --     2,193    2,838

  Net income             $ 2,810   $ 2,014  $ 1,165   $ 5,866  $ 6,630

Net income per share
     Basic                $ 1.74    $ 1.21   $ 0.69    $ 0.78   $ 0.68
     Diluted              $ 0.40    $ 0.28   $ 0.15    $ 0.60   $ 0.65

Weighted average number of shares outstanding
     Basic                 1,615     1,663    1,682     7,548    9,685
     Diluted               7,050     7,127    7,869     9,838   10,251


(Dollars in thousands)
                                       September 30,
                            1994      1995     1996      1997     1998
Consolidated Balance Sheet Data:
Working capital           $2,054    $3,968  $(1,037)  $29,297  $36,329
Total assets               6,365     7,740   11,963    37,457   45,924
Redeemable preferred stock,
  including current
  portion                  5,781     5,781    5,781        --       --
Stockholders' equity
  (deficit)               (3,065)   (1,045)     177    31,711   38,900


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with "Item 1. Business," "Item 6. Selected Financial Data," the Company's Consolidated Financial Statements and Notes thereto and the information described under the caption "Risk Factors" below.

Overview

   The Company was founded in 1989 to develop, manufacture and market automated explosives detection systems following the bombing of Pan American Flight 103 over Lockerbie, Scotland. Following its organization, the Company undertook extensive research and development, introducing its first free standing automated explosives detection system, the H-1, in 1991, and its first integrated automated explosives detection systems for Level 1 and Level 2 screening, the VIS and VDS, in 1993. The Company commenced commercial shipments of its VIS and VDS systems in January 1994. As of September 30, 1998, the Company had shipped and installed 259 checked baggage systems for use in airports throughout Europe, the Asia/Pacific region, the United States and Canada. Also, the Company shipped 30 Model APS, a freestanding system to screen carry-on baggage for explosives and weapons for use in airports and protection of public, private, and government facilities. The General Services Administration has approved the Company's Model APS for building protection. During fiscal 1998 the Company completed shipments to, and celebrated the opening of the new airports in Hong Kong and Malaysia. These two airports are the first in Asia to implement 100% screening for explosives utilizing a total of 52 Vivid systems. In addition, JFK Terminal One opened in May 1998 deploying 13 Vivid systems (7 APS and 6 checked luggage systems) and is the first terminal in the United States to automatically inspect 100% of passenger baggage for explosives.

   The Company's sales are primarily to owners and operators of airports, including foreign governments and regulatory authorities, and other government agencies and departments, specifically for the purchase of non-aviation equipment. The Company's revenues are derived primarily from product sales. The Company recognizes revenue from product sales upon shipment to the customer, provided that no significant Company obligations remain outstanding and collection of the related receivable is deemed probable by management. The Company accrues for anticipated warranty and installation costs upon shipment. The Company's revenues also include government research and development grants and revenues from service, the sale of spare parts and training, which have comprised less than 10% of revenues in the periods presented. The Company recognizes revenues under its development grants as services are rendered. In May 1997, the Company received a $3.5 million research and development grant from the FAA to fund, in part, the development of a cost effective, high speed explosive detection system, based upon the Company's current proprietary technology, that is intended to meet FAA certification requirements. The Company completed work under this grant in the first quarter of fiscal 1999. In fiscal 1996, 1997, and 1998 the Company recognized $0.7 million, $0.8 million, and $2.7 million respectively, in development revenue from FAA grants.

   The Company's cost of revenues includes a royalty payable with respect to product sales and other revenues derived from the license with Hologic. Under the terms of this exclusive agreement, this royalty was reduced from 5% to 3% of revenues derived from such license in January 1997 upon the Company reaching $50 million in cumulative revenues subject to the exclusive license. Upon the Company reaching $200 million of cumulative revenues subject to this exclusive license, the royalty will be eliminated entirely. As of September 30, 1998, the Company had reached approximately $118 million in cumulative revenues. See "Item 1. Business-Intellectual Property" and "Item 13. Certain Relationships and Related Transactions."

   In  fiscal  1996,  1997  and  1998, sales  to  BAA  accounted  for approximately  79%,  39%  and  42%, respectively,  of  the  Company's
revenues.   Additionally, in fiscal 1997 and 1998  Airport  Authority
Hong Kong and accounted for 19% and 12%, respectively, and Toyo Kanetsu K.K., the baggage-handling contractor for Malaysia's Kuala Lumpur International Airport, accounted for 27% and 2%, respectively, of the Company's revenues. The Company expects that its revenues from these customers will decrease and will become increasingly dependent upon sales of upgrades, replacement equipment and services. The failure of the Company to obtain orders from customers other than these customers would have a material adverse effect on the Company's business, results of operations and financial condition. See "Risk Factors-Customer Concentration." Revenues from the FAA including $2.7 million in research and development funding accounted for 16% of the Company's revenues in fiscal 1998.

   Substantially all of the Company's revenues have been generated by sales to customers outside the United States. The Company's foreign sales have occurred principally in the United Kingdom, other Western European countries and more recently in the Asia/Pacific region and the Middle East. In fiscal 1998, the Company sold, shipped, and installed 80 checked baggage systems and 28 hand baggage systems, worldwide. The Company has sales and service offices in the United Kingdom and Malaysia to support its European and Asia/Pacific operations, respectively, and has expanded its presence in Europe and the Middle East. The Company expects international sales to remain an important component of its business.

  The Company's export sales generally have been denominated in United States dollars. During fiscal 1997 and 1998 approximately 25% and 20%, respectively, of the Company's revenues were denominated in foreign currencies. The Company on occasion has hedged its foreign currency exposure by entering into forward foreign exchange contracts to hedge against foreign currency fluctuations. It cannot be assured that these hedging efforts will be successful. At September 30, 1998, the Company had no exchange contracts. Gains and losses on forward foreign exchange commitments are deferred and recognized in revenue in the same period as the hedged transactions. The net gain (loss) was not material in 1997 or 1998. See "Risk Factors-Reliance on International Sales."

Results of Operations

   For the periods indicated, the following table sets forth the percentage of revenues represented by the respective line items in the Company's consolidated statement of operations:

                                   Year Ended
                                  September 30,
                               1996        1997        1998
Revenues                       100%        100%        100%
Cost of revenues                44          42          42
  Gross margin                  56          58          58
Operating expenses:
  Research and development      22          14          15
  Selling and marketing          9          11          11
  General and administrative    10           9          10
  Litigation expenses            8           1           1
     Total operating
       expenses                 49          35          37

Income from operations           7          23          21
Interest and other income, net  --           3           3
Income before income taxes       7          26          24
Provision for income taxes      --           7           7
  Net income                     7%         19%         17%

Fiscal Year Ended September 30, 1998 Compared to Fiscal Year Ended September 30, 1997

  Revenues. Revenues increased by approximately 22% to $38.7 million in fiscal 1998, from $31.7 million in fiscal 1997. This increase in revenues primarily was the result of an increase in product sales of checked baggage systems and the newly introduced hand baggage system. The increase in product sales was primarily attributable to the total number of product shipments to Europe, the Middle East, and the United States, including installations at JFK Terminal One, partially offset by slightly lower average selling prices of the Company's products and a change in product mix. During fiscal 1998, the Company shipped and installed 80 checked baggage units and 28 hand baggage units compared to 76 units and 2 units, respectively, in fiscal 1997. The Company also recognized approximately $2.7 million of revenue under a FAA research grant, compared to $0.8 million in fiscal 1997 under the same grant. For the fourth quarter of fiscal 1998 revenues decreased by approximately 18% to $8.8 million when compared to $10.7 million for the third quarter of fiscal 1998. The decrease was primarily related to the Company's transition to the next generation system, MVT, and delays in purchase decisions by potential Asian customers.

   Gross Margin. Gross margin was 58% of revenues in fiscal 1998 and fiscal 1997. The increase in unit sales, revenue associated with the Company's FAA development grant, service contracts and improved manufacturing efficiencies, which increased margins, were offset by lower average selling prices and initial sales of the Company's hand baggage unit which had lower margins than the Company's checked baggage units.

   Research and Development Expenses. Research and development expenses increased by approximately 33% to $5.9 million (15% of revenues)  in  fiscal  1998 from $4.4 million (14%  of  revenues)  in fiscal 1997. The increase in research and development expenses in fiscal 1998 was primarily due to the addition of engineering personnel and outside consultants working on the development of new products, mainly the development of a second generation explosives detection system in an effort to reach FAA certification, and enhancements to existing products, including enhancements to the
Model APS system for carry-on baggage and the VIS-M. Certain expenses in connection with the development of the Company's next generation system have been included in costs of goods sold in connection with the most recent FAA research and development grant.

   Selling and Marketing Expenses. Selling and marketing expenses increased approximately 22% to $4.3 million (11% of revenues) in fiscal 1998 from $3.6 million (11% of revenues) in fiscal 1997. The increase in selling and marketing expenses in fiscal 1998 primarily was due to additional sales and support personnel as a result of the expansion of operations in Europe and the United States, and to a lesser extent an increase in advertising, consulting and public relations, trade shows and related travel costs.

   General and Administrative Expenses. General and administrative expenses increased approximately 35% to $3.9 million (10% of revenues) in fiscal 1998 from $2.9 million (9% of revenues) in fiscal 1997. The increase in general and administrative expenses in fiscal 1998 was primarily attributable to an increase in personnel and related costs, patent amortization, and license fees, as well as additional overhead costs as the headcount for the Company increased approximately 14%.

  Litigation Expenses. The Company incurred $220,000 and $427,000 of litigation expenses in fiscal 1998 and 1997, respectively, primarily in connection with the Company's patent litigation with AS&E and to a lesser extent EG&G. See "Item 3. Legal Proceedings."

   Interest Income. The Company recognized net interest income of approximately $1.3 million in fiscal 1998 compared to net interest income of $813,000 in fiscal 1997. The increase in fiscal 1998 was primarily attributable to higher average cash balances resulting from the receipt of proceeds from the Company's initial public offering in fiscal 1997, and the generation of cash from operations in fiscal 1998.

   Provision for Income Taxes. The Company's effective tax rate for fiscal 1998 was 30% compared to 27% in fiscal 1996. The Company's effective tax rate in fiscal 1998 was lower than the statutory tax rates primarily due to the use of tax credits and the tax benefits associated with the Company's foreign sales corporation and Massachusetts securities corporation. The increase in the provision for income taxes in fiscal 1998 is primarily attributable to increased product sales in the United States, which offset the benefit from the foreign sales corporation.

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

Liquidity and Capital Resources

   Since inception, the Company has funded its operations and capital expenditures through internally generated cash flow, proceeds from sales of securities and the availability of a working capital line of credit. At September 30, 1998, the Company had working capital of $36.3 million, including approximately $26.0 million in cash and cash equivalents and short-term investments. The Company also has a $5.0 million bank line of credit, which expires in February 1999. The Company's bank line of credit bears interest at the bank's prime rate (8.25% as of September 30, 1998). The line of credit is unsecured and contains certain financial and other covenants. At September 30, 1998, the Company had no amounts outstanding under this line of credit. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" and "Item 13. Certain Relationships and Related Transactions."

   During the fiscal year ended September 30, 1998, the Company's net cash provided by operating activities was approximately $8.3 million and was comprised of net income adjusted for non-cash expenses including depreciation and amortization totaling $7.4 million, a decrease of $2.2 million in accounts receivable and an increase in deferred revenue of $1.7 million offset by a $1.7 million increase in inventories, an $850,000 million increase in other current assets and a decrease of $724,000 in accounts payable. The increase in inventories were primarily attributable to the Company's increased product sales, the commercial introduction of the new Model APS system, and initial production of the Model MVT.

  During the fiscal year ended September 30, 1998, the Company's net cash used in investing activities was approximately $4.9 million, primarily reflecting the net purchase of approximately $2.8 million of short-term investments. Cash used in investing activities also included capital expenditures for fiscal 1998 of approximately $840,000 and an increase of $1.3 million in other assets related to the licensing of certain technologies. While the Company does not have any significant commitments for capital expenditures, the Company anticipates that it will continue to purchase equipment to support its anticipated growth.

  During the fiscal year ended September 30, 1998, net cash provided by financing activities was $558,000, primarily attributable to approximately $473,000 of proceeds from the exercise of stock options and $85,000 from the exercise of stock purchase warrants.

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

Year 2000 Readiness Disclosure

   The year 2000 issue is the potential for system and processing failure of date-related data and the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

   The Company may be affected by year 2000 issues related to non-compliant information technology ("IT") systems or non-IT systems operated or sold by the Company or by third parties. The Company has substantially completed assessment of its internal IT systems and non-IT systems. The Company has tested all products internally and has adopted a Year 2000 Qualification Test Procedure to ensure that all
products  operate  properly through the year 2000  and  beyond.    In
addition  to  internal  testing the Company has  received  compliance certificates  from  the  FAA and BAA confirming  that  the  Company's existing products are year 2000 compliant. The Company has also submitted a survey to all vendors subject to year 2000 compliance. In addition to the survey, the Company has internally tested
components  supplied  by  outside  vendors.  The  Company  has   also
performed   an  internal  review  of  in-house  computers,   network,
operating system and financial reporting package confirming year 2000
compliance.   At  this point in its assessment, the  Company  is  not
currently aware of any year 2000 problems relating to systems operated or sold by the Company that would have a material adverse effect on the Company's business, results of operations or financial condition.

   Although the Company believes that its systems are year 2000 compliant, the Company utilizes third-party equipment and software that may not be year 2000 compliant. In addition, the Company's products and software are often sold to be integrated into or interface with third party equipment or software. Failure of third-party equipment or software to operate properly with regard to the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company business, results of operations and financial condition. The Company may also be vulnerable to any failures by its major suppliers, service providers and customers to remedy their own internal IT and non-IT system year 2000 issues which could, among other things, have a material and adverse affect on the Company's supplies and orders. The Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties, such as its suppliers, service providers and customers, to achieve year 2000 compliance. Moreover, such third parties, even if year 2000 compliant, could experience difficulties resulting from year 2000 issues that may affect their suppliers, service providers and customers. As a result, although the Company does not currently anticipate that it will experience any material shipment delays from their major product suppliers or any material sales delays from its major customers due to year 2000 issues, these third parties may experience year 2000 problems. Any such problems could have a material adverse effect on the Company's business, results of operations and financial condition.

   Other than its activities described above, the Company does not have and does not plan to develop a contingency plan to address year 2000 issues. Should any unanticipated significant year 2000 issues arise, the Company's failure to implement such a contingency plan could have a material adverse affect on its business, financial condition and results of operations.

   To the extent that the Company does not identify any material non-compliant IT systems or non-IT systems operated by the Company or by third parties, such as the Company's suppliers, service providers and customers, the most reasonably likely worst case year 2000 scenario is a systemic failure beyond the control of the Company, such as a prolonged telecommunications or electrical failure, or a general disruption in United States or global business activities that could result in a significant economic downturn. The Company believes that the primary business risks, in the event of such failure or other disruption, would include but not be limited to, loss of customers or orders, increased operating costs, inability to obtain inventory on a timely basis, disruptions in product shipments, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

Recent Accounting Pronouncements

  In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

  In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise, as defined. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to disclose similar prior period information upon adoption.

  In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires computer software costs associated with internal-use software to be charged to operations as incurred until certain capitalization criteria are met. SOP 98-1 is effective beginning January 1, 1999. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

  In  June  1998,  the  FASB  issued SFAS  No.  133,  Accounting  for
Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

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

  Customer Concentration. In fiscal 1996, 1997 and 1998, sales to BAA accounted for approximately 79%, 39% and 42%, respectively, of the Company's revenues. Additionally, in fiscal 1997 and 1998 Airport Authority Hong Kong accounted for 19% and 12%, respectively, and Toyo Kanetsu K.K., the baggage-handling contractor for Malaysia's Kuala Lumpur International Airport, accounted for 27% and 2%, respectively, of the Company's revenues. In fiscal 1998, revenues from the FAA constituted 16% of the Company's revenues. The BAA, the Airport Authority Hong Kong and Toyo Kanetsue K.K., have either completed or nearly completed deployment of checked baggage explosives detection systems at their respective airports. As a result, the Company expects that its revenues from these customers will decrease and will become increasingly dependent upon sales of upgrades, replacement equipment and services. Revenues from the FAA included $2.7 million received under a research and development contract which the Company substantially completed in fiscal 1998. The inability of the Company to replace the revenue from these projects would have a material adverse effect on the Company's business, results of operations and financial condition.

   Dependence on Government Regulation; FAA Certification; and FAA Appropriations. The Company's sales of its explosives detection systems for use in airports has been and will continue to be dependent upon governmental initiatives to require or support the screening of baggage with advanced explosives detection systems. Substantially all of such systems have been installed at airports in countries in which the applicable governmental or regulatory authority overseeing the operations of the airport has mandated such screening. Such mandates are influenced by many factors outside of the control of the Company, including political and budgetary concerns of governments, airlines and airports. The Company cannot assure that additional countries will mandate the implementation of effective explosives screening of airline baggage, or that, if mandated, the Company's systems will meet the certification or other requirements of the applicable governmental authority.

   In the United States, the Aviation Security Act of 1990 directed the FAA to develop a standard for explosives detection systems and required airports in the United States to deploy systems meeting this standard by 1993. The standard adopted by the FAA is more comprehensive than standards adopted in most other countries. The FAA first certified a computed tomography ("CT") system in December 1994. A second CT based system from the same manufacturer was certified in April 1998. A third CT-based system was certified by the FAA in November 1998. None of the Company's systems have been certified by the FAA. A prototype of the Company's recently introduced MVT was submitted to the FAA for precertification readiness testing and data collection. As of the filing date, the MVT had not been through the FAA's official certification test. The Company plans to make further refinements to the system before proceeding to the formal certification testing. The Company cannot assure that the MVT or any other products that may be developed by the Company will ever meet the FAA or any other United States certification standard. See "Item 1. Business-Regulation."

     In October 1996, the United States enacted the Re-Authorization Act, which included an allocation for the purchase of explosives detection systems and other advanced security equipment by air carriers and airport authorities. Utilizing this allocation, the FAA has ordered initial quantities of the CT-based system, trace detection systems and dual energy X-ray based systems, including
eight systems from the Company.   In October 1998, Congress approved
and the president signed the fiscal 1999 budget, which includes $100 million for the purchase and installation of explosive detection systems and other advanced security equipment. This level of funding is consistent with the Gore Commission's recommendation that $100 million be spent annually for several years to upgrade the nation's aviation security. However, any additional funding will be subject to approval in future budgets. Included in the $100 million for fiscal 1999 is a recommendation to purchase operator assist X-ray systems for the screening of carry-on luggage. The FAA has informally advised the Company that it expects to allocate these funds in the beginning of calendar 1999. The FAA is not required to allocate any funds to purchase the Company's systems. In the past, the FAA's allocation of funds has favored those systems that have received FAA certification. As a result, the failure of the Company to have obtained FAA certification for the MVT by the time all or a portion of the fiscal 1999 funds are allocated could have an adverse effect on the number of Company systems that the FAA may order, if any. The failure of the Company to obtain significant orders from the FAA could have a material adverse effect on its business, results of operations and financial condition.

  Significant Fluctuations and Unpredictability of Operating Results. Significant annual and quarterly fluctuations in the Company's results of operations may be caused by several factors, including the overall demand for explosives detection systems, market acceptance of the Company's and its competitors products, the timing of regulatory approvals for the Company's systems and government initiatives to promote the use of explosives detection systems such as those manufactured and sold by the Company and economic conditions in the Company's targeted markets. Other factors that may cause fluctuations in operating results include the timing of the announcement, introduction and delivery of new products and product enhancements by the Company and its competitors, variations in the Company's product mix and component costs, timing of customer orders, adjustments of delivery schedules to accommodate customers' programs, the availability of materials and labor necessary to produce the Company's products, the availability of components from suppliers, the timing and level of expenditures in anticipation of future sales, and pricing and other competitive conditions. Customers may also cancel or reschedule shipments and production difficulties could delay shipments. Relatively few system sales to relatively few customers comprise a significant portion of the Company's revenues in each quarter. Therefore, small variations in the number of systems sold could have a significant effect on the Company's results of operations. The Company believes that period to period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

    Developing Market; Uncertainty of Market Acceptance. The explosives detection system market is at a relatively early stage of development. Acceptance of explosives detection systems on a broad basis will be dependent upon the acceptance and adoption of explosives detection systems by airlines and airports throughout the world, the expansion of applications for explosives detection technology, government initiatives to support the expansion of this market, the performance and price of the Company's and its competitors' products, customer reaction to those products and continued cost and performance improvements in explosives detection technology. The Company cannot assure that the explosives detection market will develop further or that the Company will be successful in marketing its products effectively and obtaining broader market acceptance for its products. Failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition. Further, if one of the Company's or a competitor's systems were to fail to detect explosives and such failure resulted in an airline bombing, the ability of the Company to market its products could be materially adversely affected.

   Lengthy Sales Cycle. As a result of the significant capital and other commitments required to install and integrate the Company's products into an airport baggage handling system, foreign regulatory approval requirements, and the developing nature of the explosives detection market, the Company has experienced extended sales cycles with its customers. The Company's sales efforts with certain existing and potential customers have extended over several years. Customers may initially purchase one or a few units for extensive testing and evaluation before making a decision regarding volume purchases and, in certain circumstances, the Company may provide a potential customer with a demonstration unit for regulatory testing and evaluation free of charge. Delays in anticipated purchase orders could have a material adverse effect on the Company's business, results of operations and financial condition.

   Reliance on International Sales. . In fiscal 1996,1997 and 1998, international sales accounted for approximately 95%, 97%, 78%, respectively, of the Company's revenues. The Company anticipates that international sales will continue to account for a significant percentage of the Company's revenues. Risks associated with international sales include, among other things, international regulatory requirements and policy changes, political and economic instability, possible foreign currency controls, intellectual property protection, currency exchange rate fluctuations, tariffs or other barriers, staffing and management of foreign operations, inventory management, accounts receivable collection and the management of distributors or representatives. In particular, recent economic instability in the Asia/Pacific region may further delay or reduce airport capital projects in that region which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, most foreign countries have their own regulatory approval requirements for sales of the Company's products. As a result, the Company's introduction of new products into international markets can be costly and time consuming. Moreover, the Company cannot assure that it will be able to obtain the required regulatory approvals on a timely basis, if at all. Furthermore, the Company's international sales have been denominated primarily in United States dollars. The Company anticipates that its international sales may increasingly be denominated in foreign currencies. The Company on occasion has hedged its foreign currency exposure by entering into forward foreign exchange contracts to hedge against foreign currency fluctuations. The Company's hedging efforts may not be successful, and other risks associated with international sales and operations may have a material adverse effect on the Company's business, results of operations and financial condition.

   Uncertainty of Product Development. The Company's success will depend upon its ability to enhance its existing products, and to develop new products to meet regulatory and customer requirements and to achieve market acceptance. The enhancement and development of these products will be subject to all of the risks associated with new product development, including unanticipated delays, expenses, technical problems or other difficulties that could result in the abandonment or substantial change in the commercialization of these enhancements or new products. Given the uncertainties inherent with product development and introduction, there is a risk that the Company will not be successful in introducing products or product enhancements, including products that meet FAA certification standards, on a timely basis, if at all, and that the Company will not be able to market successfully these products and product enhancements once developed.

  Rapid Technological Change. The market for the Company's products is characterized by rapid technological change and evolving industry requirements. The Company believes that its future success will depend in large part upon its ability to enhance its existing products and to successfully develop new products that meet regulatory and customer requirements and gain market acceptance. The Company's products may be rendered obsolete by new industry standards or changing technology.

   Competition. The markets for the Company's products are highly competitive. The Company's systems compete against dual energy X-ray as well as other competing technologies, including CT and trace detection. Certain of the Company's competitors have substantially greater manufacturing, marketing and financial resources than the Company. In addition, other major corporations have recently announced their intention to enter the security screening market and currently have systems in development. Two of the Company's competitors has developed products based upon CT scanner technology that was certified by the FAA. The FAA has certified none of the Company's products. Competitors may develop superior products or products of similar quality for sale at the same or lower prices. Other technical innovations may impair the Company's ability to market its products. The Company cannot assure that it will be able to compete successfully with existing or new competitors.

    Limited Protection of Intellectual Property Rights; Patent Litigation. The Company's success depends significantly upon proprietary technology. The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect its proprietary rights, all of which afford only limited protection. The Company has obtained five patents and has pending two patent applications in the United States. In addition, for certain foreign countries the Company has pending patent applications that correspond to the subject matter of certain United States patents and patent applications. The Company cannot assure that its unallowed patent applications will be granted, that any patent or patent application will provide significant protection for the Company's products and technology, or that the Company's current or future products, processes or technology will not be challenged under patents held by competitors or potential competitors. Moreover, foreign intellectual property laws may not protect the Company's intellectual property rights. In the absence of significant patent protection, the Company may be vulnerable to competitors who attempt to copy the Company's products, processes or technology.

   The Company has an exclusive perpetual license to use certain patent rights and technology developed by Hologic for the development, manufacture and sale of X-ray screening security systems for explosives, drugs, currency and other contraband (subject to termination by either party for certain defined defaults). The Company also has a nonexclusive license to use this technology for the development, manufacture and sale of X-ray-based products for process control applications in the food and beverage industries. If the Company desires to develop products for other applications, it must either use alternative technology or obtain an additional license from Hologic. The Company may not be able to develop or license alternative technology for any additional applications, or that the Company would be able to license Hologic's technology for these applications on favorable terms, if at all. In addition, Hologic could develop or license its technology to others for applications competitive with those that may be developed by the Company outside of areas for which the Company has an exclusive license.

    The   Company  was  involved  in  patent  litigation  with   EG&G
Astrophysics Research Corporation ("EG&G"), in which each party claimed that the other was infringing certain patents held by the other. On November 6, 1996, the Company and EG&G signed a settlement agreement pursuant to which, among other things, each party agreed not to sue the other for patent infringement for nonmedical uses of X-ray technology covered by each other's existing patents or by patent applications which claim priority from such patents, or, for products existing as of September 12, 1996, covered by patents that may be issued pursuant to existing patent applications. As a result, each party will have broad rights to use the other's existing X-ray technology for an unlimited period of time. There is a risk that EG&G will use the Company's technology in a manner that would materially and adversely affect the Company's business, results of operations and financial condition.

   In May 1996, the Company commenced an action in the United States District Court for the District of Massachusetts against AS&E seeking a declaration that the Company does not infringe AS&E patents related
to  back  scattered  X-rays.   This followed  AS&E's  allegations  of
infringement to third parties. No discovery has been taken to date. Following a court decision in July 1997 construing the claims of the AS&E patent, which decision the Company considers favorable, in September 1997 the Company filed a motion for summary judgment of non-infringement. AS&E has not yet filed its papers in opposition to the Company's motion but is seeking discovery. If granted, the Company's motion will resolve all issues remaining in the case in favor of the Company. Earlier, in April 1997, the Court dismissed AS&E's proposed counterclaim seeking to allege patent infringement, so that the only remaining issue in the case is the Company's request for declaration of non-infringement of two claims of a single AS&E patent. In April 1998, AS&E filed a motion in the Federal Court of Appeals for the First Circuit to appeal this decision. This appeal is still pending. Although the Company does not believe that it is infringing any valid patent of AS&E, AS&E could make a new counterclaim in which it raises more specific infringement allegations. Failure of the Company to prevail in this litigation could have a material adverse effect on
the   Company's   business,  results  of  operations  and   financial
condition.

   Management of Growth. The Company has undergone a period of growth, and any continued expansion may significantly strain the Company's management, financial and other resources. Due to the level of technical and marketing expertise necessary to support its existing and new customers, the Company must attract and retain highly qualified and well-trained personnel. There are a limited number of persons with the requisite skills to serve in these positions, and it may become increasingly difficult for the Company to hire such personnel. The Company's expansion may also significantly strain the Company's management, manufacturing, financial and other resources. The Company cannot assure that its systems, procedures, and controls will be adequate to support the Company's operations or that the Company will be able to successfully integrate its new personnel. Failure to manage the Company's growth properly could have a material adverse effect on the Company's business, results of operations and financial condition.

   Risks Associated with Possible Acquisitions. The Company intends to pursue potential acquisitions of businesses, products and technologies that could complement or expand the Company's business. The Company may not be able to identify any appropriate acquisition candidate. If the Company identifies an acquisition candidate, the Company may not be able to successfully negotiate the terms of any such acquisition, finance such acquisition or integrate such acquired business, products or technologies into the Company's existing business and products. Furthermore, the negotiation of potential acquisitions as well as the integration of an acquired business could cause diversion of management's time and resources, and require the Company to use working capital to consummate a potential acquisition. Any acquisition, whether or not consummated, could have a material adverse effect on the Company's business, results of operations or financial condition. If the Company consummates one or more significant acquisitions in which consideration consists of Common Stock, stockholders of the Company could suffer significant dilution of their interests in the Company.

   Potential for Product Liability Claims. The Company's business involves the risk of product liability claims inherent to the explosives detection industry. There are many factors beyond the control of the Company that could result in the failure of the Company's products to detect explosives, such as the reliability of a customer's operators, the ongoing training of such operators and the maintenance of the Company's products by its customers. For these and other reasons, the Company's products may not detect all explosives concealed in screened bags. The failure to detect an explosive could give rise to product liability claims and result in negative publicity that could have a material adverse effect on the Company's business, results of operations and financial condition. The Company currently maintains aviation product liability insurance with an aggregate coverage limit of $150 million per year, subject to certain deductibles and exclusions. This insurance may be insufficient to protect the Company from product liability claims. Moreover, there is a risk that product liability insurance will not continue to be available to the Company at a reasonable cost, if at all.

  Euro Conversion. On January 1, 1999, 11 of the 15 member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the euro. As of January 1, 2002, the transition to the euro will be complete. The Company has operations within the European Union and is currently preparing for the euro conversion. The issues that the Company is addressing include analyzing exchange rate risk in cross boarder transactions involving participating countries and assessing the potential impact of increased price transparency. In addition, the euro may impact general economic conditions such as interest and foreign exchange rates within the participating countries or in other areas where the Company operates, including the United Kingdom and Switzerland. The Company is analyzing the impact of the euro with view to minimize the effects on the Company's operations. The Company does not expect the costs associated with this transition to be material. The Company's functional currency for accounting purposes is the U.S. Dollar. The overall effect of the transition to the euro may have a material adverse affect on the Company's business, financial condition and financial results.

   Concentration of Ownership; Control by Management. As of December 14, 1998, the Company's executive officers, directors and their affiliates and members of their immediate families beneficially owned approximately 14% of the outstanding shares of Common Stock, excluding shares issuable upon exercise of options and warrants. As a result, these stockholders, if acting together, will be able to exert substantial influence over actions requiring stockholder approval, including the election of directors, amendments to the Company's Restated Certificate of Incorporation, mergers, sales of assets or other business acquisitions or dispositions.

   Antitakeover Provisions. The Company's Restated Certificate of Incorporation contains certain provisions that may discourage bids for the Company. On October 15, 1998 the Board of Directors of the Company adopted a shareholder purchase rights plan and declared a distribution of one Right for each outstanding share of the Company's Common Stock. This could limit the price that certain investors might be willing to pay in the future for shares of the Common Stock.

  Volatility of Stock Price. The market price of the Common Stock has been and may continue to be highly volatile. The Company believes that a variety of factors could cause the price of the Common Stock to fluctuate, perhaps substantially, including: announcements of developments related to the Company's business, including announcements of certification by the FAA or other regulatory authorities of the Company's or its competitors products; quarterly fluctuations in the Company's actual or anticipated operating results and order levels; general conditions in the worldwide economy; announcements of technological innovations; new products or product enhancements by the Company or its competitors; developments in patents or other intellectual property rights and litigation; and developments in the Company's relationships with its customers and suppliers. In addition, in recent years the stock market in general and the markets for shares of small capitalization and "high-tech" companies in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of the Common Stock and the market price of the Common Stock may decline.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

  Foreign Exchange Hedging. The accounts of the foreign subsidiary, Vivid Technologies UK Ltd., are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiary into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at year-end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the year. Foreign currency transaction gains or losses for Vivid Technologies UK Ltd. are included in the accompanying consolidated statements of operations since the functional currency for this subsidiary is the U.S. dollar.

  The Company had sales of approximately $8,044,000 and $6,804,000 denominated in foreign currencies during 1997 and 1998, respectively. The Company recognized a loss of approximately $47,000 and a gain of approximately $36,000, related to such foreign currency transactions in 1997 and 1998, respectively, which is included in other income
(loss) in the accompanying consolidated statements of income.

  During fiscal 1997, the Company entered into forward foreign exchange contracts to hedge certain receivables denominated in a foreign currency. The purpose of this hedging activity was to protect the Company from the risk that dollar cash flows from such receivables would be adversely affected by changes in exchange rates. The Company does not engage in speculative hedging practices. As of September 30, 1997, the Company had forward foreign exchange contracts maturing through February 2, 1998 to purchase $5,393,000 in Hong Kong dollars. In accordance with SFAS No. 105, the contract was marked to market. At September 30, 1998, the Company had no exchange contracts. Gains and losses on forward foreign exchange commitments are deferred and recognized in revenue in the same period as the hedged transactions. The net gain (loss) was not material in 1997 or 1998. See "Risk Factors-Reliance on International Sales" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Investment Portfolio. The Company does not use derivative financial instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. See "Note 1 - Operations and Significant Accounting Policies" in the Consolidated Financial Statements.


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

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

(a)  The following documents are filed as part of this report:

  (1)  Financial Statements
                                                             Page
     Report of Independent Public Accountants                 F-1

     Consolidated Balance Sheets as of September 30, 1997
     and 1998                                                 F-2

     Consolidated Statements of Income for the years
     ended September 30, 1996, 1997 and 1998                  F-3

     Consolidated Statements of Stockholders' Equity
     for the years ended September 30, 1996, 1997 and 1998    F-4

     Consolidated Statements of Cash Flows for the years ended
     September 30, 1996, 1997 and 1998                        F-5

     Notes to Consolidated Financial Statements               F-6

  (2)  Financial Statement Schedules

     Supplemental schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

  (3)  Listing of Exhibits


Exhibit No.                                           Reference

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

3.02       By-laws of the Company                      A**

4.01       Specimen Certificate for shares of          A**
           the Company's Common Stock

4.02       Description of Capital Stock                A**
           (contained in the Restated
           Certificate of Incorporation of the
           Company, filed as Exhibit 3.01)

4.03       Description of Registration Rights          A**
           (contained in Exhibits 10.05, 10.11
           and 10.13)

4.04       Rights Agreement between the                C**
           Registrant and American Stock
           Transfer & Trust Company, as Rights
           Agent, dated as of October 13, 1998

10.01      Contract for the Manufacture, Supply,       A**
           Installation and Commissioning of
           Hold Baggage Screening Equipment
           between the Company and BAA plc.

10.02      Distribution and Development                A**
           Agreement between the Company and
           Gilardoni S.p.A.

10.02a     Memorandum of Understanding between         B**
           Gilardoni S.p.A. and the Company

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

10.06      1989 Combination Stock Option Plan of       A**
           the Company*

10.07      1996 Non-Employee Director Stock            A**
           Option Plan of the Company*

10.08      1996 Equity Incentive Plan of the           A**
           Company*

10.09      Facility lease between the Company          A**
           and Cummings Properties Management,
           Inc.

10.09a     Facility lease between the Company     Filed herewith
           and Cummings Properties Management,
           Inc.

10.10      Form of Indemnification Agreement for       A**
           directors and officers of the
           Company*

10.11      Series A and Series B Preferred Stock       A**
           Purchase Agreement

10.12      Series C and Series D Preferred Stock       A**
           Purchase Agreement

10.13      Conversion Agreement between the            A**
           Company and certain investors

10.14      Amended Shareholder Agreement among         A**
           the Company's Massachusetts
           predecessor, S. David Ellenbogen, Jay
           A. Stein and certain investors

10.15      Management Services Agreement between       A**
           the Company and Hologic, Inc.*

10.16      License and Technology Agreement            A**
           between Company and Hologic, Inc.,
           together with First Amendment to such
           License and Technology Agreement

10.17      Description of Bonus Plan*                  A**

10.18      Demand Line of Credit Loan and              B**
           Security Agreement between the
           Company and BankBoston, N.A. and
           corresponding Note of the Company in
           favor of BankBoston, N.A.

10.19      Amended and Restated Demand Line of    Filed herewith
           Credit Note

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

B Incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1997. The number set forth herein is the number of the Exhibit in said Form 10-K.

C Incorporated by reference to the Company's Form 8-K dated October 13, 1998 filed as exhibit number 4 therein.

*    Management contract or compensatory plan or arrangement.

** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

(b)  REPORTS ON FORM 8-K

     The Company did not file any current reports on Form 8-K during the quarter ended September 30, 1998.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VIVID TECHNOLOGIES, INC.

Dated:  December 29, 1998     By:  /s/ S. David Ellenbogen
                                   S. David Ellenbogen
                                   Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                Title                    Date

/s/ S. David Ellenbogen  Director and Chief    December 29, 1998
S. David Ellenbogen      Executive Officer


/s/ William J. Frain     Chief Financial      December 29, 1998
William J. Frain         Officer, Treasurer
                         and Principal
                         Accounting Officer


/s/ Jay A. Stein         Director             December 29, 1998
Jay A. Stein


/s/ L. Paul Bremer III   Director             December 29, 1998
L. Paul Bremer III


/s/ Frank Kenny          Director             December 29, 1998
Frank Kenny


/s/ Glenn P. Muir        Director             December 29, 1998
Glenn P. Muir


/s/ Gerald Segel         Director             December 29, 1998
Gerald Segel


             Report of Independent Public Accountants



To Vivid Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Vivid Technologies, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1997 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vivid Technologies, Inc. and subsidiaries as of September 30, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.


                                        /s/ Arthur Andersen LLP



Boston, Massachusetts
November 3, 1998


             VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

                    Consolidated Balance Sheets



                                                      September 30,
                                                     1997         1998
Assets
Current Assets:
  Cash and cash equivalents                      $11,571,630  $15,555,189
  Short-term investments                           6,432,405   10,407,209
  Accounts receivable                              9,493,519    7,316,863
  Inventories                                      6,195,096    7,874,036
  Deferred tax asset                                 606,790      606,790
  Other current assets                               742,729    1,593,021

    Total current assets                          35,042,169   43,353,108

Property and Equipment, at cost:
  Machinery and equipment                          2,166,867    2,347,896
  Equipment under capital leases                     198,580      198,580
  Leasehold improvements                             165,995      228,374
  Furniture and fixtures                              84,462      129,479
                                                   2,615,904    2,904,329
Less-Accumulated depreciation and amortization     1,531,709    1,488,893
                                                   1,084,195    1,415,436

Other Assets, net                                  1,330,233    1,155,945

                                                 $37,456,597  $45,924,489

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                $1,571,197  $  846,457
  Accrued expenses                                 2,418,431   2,766,268
  Deferred revenue                                 1,755,788   3,411,864

    Total current liabilities                      5,745,416   7,024,589

Commitments and Contingencies (Note 9)

Stockholders' Equity:
  Common stock, $.01 par value-
  Authorized-30,000,000 shares
  Issued and outstanding-9,496,684 and
  9,904,666 shares in 1997 and 1998, respectively     94,967      99,047
  Capital in excess of par value                  26,190,785  26,745,142
  Retained earnings                                5,425,429  12,055,711

    Total stockholders' equity                    31,711,181  38,899,900

                                                 $37,456,597 $45,924,489


 The accompanying notes are an integral part of these consolidated financial statements.


             VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Income



                                              Year Ended September 30,
                                          1996          1997          1998

Revenues                             $15,578,326   $31,702,188   $38,718,041

Cost of Revenues (includes
approximately $775,000, $988,000 and
$1,014,000, respectively, of
royalties to Hologic; see Note 7)      6,899,433    13,202,925    16,360,872

    Gross profit                       8,678,893    18,499,263    22,357,169

Operating Expenses (includes
approximately $325,000, $112,000 and
$138,000, respectively, of
management service expenses to
Hologic; see Note 7):
  Research and development             3,461,555     4,390,446     5,858,883
  Selling and marketing                1,394,880     3,556,006     4,334,823
  General and administrative           1,515,420     2,928,658     3,952,431
  Litigation expenses                  1,149,889       427,000       220,000

    Total operating expenses           7,521,744    11,302,110    14,366,137

Income from Operations                 1,157,149     7,197,153     7,991,032

Interest Income                            7,615       812,926     1,270,759

Other Income, net                             --        48,834       206,880

    Income before income taxes         1,164,764     8,058,913     9,468,671

Provision for Income Taxes                    --     2,193,335     2,838,389

    Net income                        $1,164,764    $5,865,578    $6,630,282

Net Income per Share:
Basic                                     $  .69        $  .78        $  .68
Diluted                                   $  .15        $  .60        $  .65

Weighted Average Number of
  Shares Outstanding:
Basic                                  1,682,109     7,547,964     9,684,975
Diluted                                7,868,853     9,838,300    10,251,429


 The accompanying notes are an integral part of these consolidated financial statements.


                    VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                           Series B           Series D
                         Convertible        Convertible
                          Preferred          Preferred
                            Stock              Stock              Common Stock
                       Number     $.01     Number     $.01     Number       $.01   Capital in   Retained
                         of       Par        of       Par        of         Par    Excess of    Earnings
                       Shares    Value     Shares    Value     Shares      Value   Par Value    (Deficit)      Total


Balance,
September 30, 1995    250,000   $2,500    254,585   $2,546  1,674,350    $16,743    $538,546  $(1,604,913)  $(1,044,578)
 Issuance of common
  stock for services       --       --         --       --     15,000        150      44,850           --        45,000
 Exercise of stock
  options                  --       --         --       --     51,170        512      10,883           --        11,395
 Net income                --       --         --       --         --         --          --    1,164,764     1,164,764

Balance,
September 30, 1996    250,000    2,500    254,585    2,546  1,740,520     17,405     594,279     (440,149)      176,581
 Exercise of stock
  options, including
  tax benefit of
  $659,194                 --       --         --       --    333,800      3,338     809,231           --       812,569
 Exercise of stock
  purchase warrants        --       --         --       --     76,514        765      32,195           --        32,960
 Conversion of                                                               -       -
  preferred stock
  into common stock  (250,000)  (2,500)  (254,585)  (2,546) 5,045,850     50,459     (45,413)          --            --
 Sale of common
  stock, net of
  issuance costs
  of approximately
  $2,777,000               --       --         --       --  2,300,000     23,000  24,800,493           --    24,823,493
 Net income                --       --         --       --         --         --          --    5,865,578     5,865,578

Balance,
September 30, 1997         --       --         --       --  9,496,684     94,967  26,190,785    5,425,429    31,711,181
 Exercise of stock
  options, including
  tax benefit of
  $247,617                 --       --         --       --    159,110      1,591     472,090           --       472,681
 Exercise of stock
  purchase warrants        --       --         --       --    248,872      2,489      82,267           --        84,756
 Net income                --       --         --       --         --         --          --    6,630,282     6,630,282

Balance,
September 30, 1998         --       --         --       --  9,904,666     99,047  26,745,142   12,055,711    38,899,900

   The accompanying notes are an integral part of these consolidated financial statements.


             VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

               Consolidated Statements of Cash Flows

                                             Year Ended September 30,
                                          1996         1997          1998

Cash Flows from Operating Activities:
Net income                            $1,164,764   $5,865,578    $6,630,282
 Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities-
  Depreciation and amortization          344,894      441,072       759,420
  Issuance of common stock for services   45,000           --            --
  Changes in assets and liabilities-
   Accounts receivable                (2,552,354)  (5,773,041)    2,176,656
   Inventories                        (1,557,190)  (1,453,438)   (1,678,940)
   Deferred tax asset                   (181,000)    (425,790)           --
   Other current assets                 (387,520)    (297,827)     (850,292)
   Accounts payable                      767,303       72,957      (724,740)
   Accrued expenses                    1,156,031   (1,014,483)      347,837
   Deferred revenue                    1,042,085      713,703     1,656,076

   Net cash (used in) provided by
   operating activities                 (157,987)  (1,871,269)    8,316,299
Cash Flows from Investing Activities:
 Purchase of property and equipment     (427,053)    (533,034)     (836,893)
 Purchases of investments                     --  (11,650,261)  (12,384,948)
 Maturities of investments                    --    3,999,000     9,629,000
 (Increase) decrease in other assets     (37,581)     109,620    (1,298,336)

Net cash used in investing activities   (464,634)  (8,074,675)   (4,891,177)

Cash Flows from Financing Activities:
 Net proceeds from sale of common stock       --   24,823,493            --
 Proceeds from exercise of stock
  purchase warrants                           --       32,960        84,756
 Redemption of Series A and Series C
  preferred stock                             --   (5,780,650)           --
 Proceeds from exercise of stock
  options (including tax benefit)         11,395      812,569       473,681
 Payments on capital lease obligations  (161,962)     (32,522)           --
 Deferred financing costs               (127,000)          --            --

Net cash provided by (used in)
financing activities                    (277,567)  19,855,850       558,437

Net (Decrease) Increase in Cash and
Cash Equivalents                        (900,188)   9,909,906     3,983,559

Cash and Cash Equivalents, beginning
of year                               2,561,912     1,661,724    11,571,630

Cash and Cash Equivalents, end
of year                              $1,661,724    11,571,630    15,555,189

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for-
 Interest                               $53,001        $2,040            --
 Income taxes                          $351,000    $1,772,500    $2,325,033

Supplemental Disclosure of Noncash
Investing and Financing Activities:
 Assets acquired under capital leases  $198,850    $       --    $       --
 Conversion of Series B and D preferred
 stock into common stock               $     --    $5,045,850    $       --


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

   (b)Revenue Recognition

       The Company recognizes product revenue upon shipment. The Company's product sales are not conditioned upon satisfactory installation by the Company. Installation is typically performed by the customer or a systems integrator of the airport's baggage handling system. However, the
       Company  has  typically assisted the systems integrator  and accrues for estimated installation costs, in addition to estimated warranty costs, at the time of shipment. The Company recognizes revenue from the sale of extended warranty agreements ratably over the extended warranty period.

       During fiscal 1996, 1997 and 1998, the Company recognized revenue of approximately $716,000, $821,000 and $2,699,000, respectively, under two separate research and development grants from an agency of the U.S. government to pursue certain explosives detection research. The Company recognizes revenue under these grants as services are rendered, provided that the government has appropriated sufficient funds for the work. The Company retains rights to all technological discoveries and products resulting from these efforts.

       Deferred revenue represents amounts received from customers for products and services in advance of revenue recognition.

   (c)Cash and Cash Equivalents and Investments

       The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, investments that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value, and are classified as held-to-maturity. The Company has deemed all of its investments to be held-to-maturity, which total approximately $18,371,000 and $25,477,000 at September 30, 1997 and 1998,
       respectively.
       Cash equivalents are highly liquid investments with original maturities of three months or less at the time of acquisition. As of September 30, 1997 and 1998, there was approximately $10,720,000 and $15,070,000, respectively, in cash equivalents consisting of funds held in money market accounts, certificates of deposit, municipal bonds and repurchase agreements with overnight maturities. Short-term investments have maturities of greater than three months but less than one year. Investments with maturities of greater than one year have been classified as long-term investments. As of September 30, 1997, the Company had long-term investments of approximately $1,219,000 consisting of commercial paper, with an average maturity period of 15 months. As of September 30, 1998 the Company had no long-term investments.

   (d)Concentration of Credit Risk and Significant Customers

       SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. The Company places its investments in several financial institutions. The Company has not experienced any material losses on these investments to date. The Company has not experienced any material losses related to receivables from individual customers or groups of customers, from any geographic region or in the baggage security and inspection industry.

       During fiscal 1997, the Company entered into forward foreign exchange contracts to hedge certain receivables denominated in a foreign currency. The purpose of this hedging activity was to protect the Company from the risk that dollar cash flows from such receivables would be adversely affected by changes in exchange rates. The Company does not engage in speculative hedging practices. As of September 30, 1997, the Company had forward foreign exchange contracts maturing through February 2, 1998 to purchase $5,393,000 in Hong Kong dollars. In accordance with SFAS No. 105, the contract was marked to market. At September 30, 1998, the Company had no exchange contracts. Gains and losses on forward foreign exchange commitments are deferred and recognized in revenue in the same period as the hedged transactions. The net gain
       (loss) was not material in 1997 or 1998.

       The Company received greater than 10% of total revenues from the following customers during the years ended September 30, 1996, 1997 and 1998:

                           September 30,
     Customer       1996         1997      1998

        A             79%          39%       42%
        B              *           19        12
        C              *           27         *
        D              *            *        16

*Revenues derived from these customers were less than 10% of the Company's total.

       The  Company  had accounts receivable balances greater  than
       10%   of   total  accounts  receivable  from  the  following
       customers as of September 30, 1997 and 1998:

                                September 30,
             Customer         1997         1998

                 A               *           26%
                 B              61%           *
                 C              12            *
                 D               *            *
                 E              15           19
                 F               *           11
                 G               *           19

*Accounts receivable balances from these customers were less than 10% of the Company's total.

   (e)Disclosure of Fair Value of Financial Instruments

       The Company's financial instruments consist mainly of cash and cash equivalents, investments, accounts receivable and accounts payable. The carrying amounts of the Company's cash and cash equivalents, investments, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

   (f)  Translation of Foreign Currencies

       The accounts of the foreign subsidiary are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiary into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at year-end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the year. Foreign currency transaction gains or losses for Vivid Technologies UK Ltd. are included in the accompanying consolidated statements of operations since the functional currency for this subsidiary is the U.S. dollar.

       The Company had sales of approximately $8,044,000 and $6,804,000 denominated in foreign currencies during 1997 and 1998, respectively. The Company recognized a loss of approximately $47,000 and a gain of approximately $36,000, related to such foreign currency transactions in 1997 and 1998, respectively, which is included in other income (loss) in the accompanying consolidated statements of income.

   (g)Inventories

       Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                   September 30,
                              1997              1998

    Raw materials       $3,175,211        $4,061,775
    Work-in-process      1,743,746         1,440,435
    Finished goods       1,276,139         2,371,826

                        $6,195,096        $7,874,036

       Finished goods and work-in-process inventories consist of materials, labor and overhead.

   (h)Depreciation and Amortization

       The Company provides for depreciation and amortization by charges to operations using the straight-line and declining-balance methods, which allocate the cost of property and equipment over their estimated useful lives, as follows:

                                Assets                  Estimated
                           Classification               Useful Life

                        Machinery and equipment          5 years
                        Equipment under capital leases   Life of lease
                        Leasehold improvements           Life of lease
                        Furniture and fixtures           7 years

   (i)Other Assets

       During   1998,   the  Company  entered  into  an   exclusive
       technology  license  agreement.  Under  the  agreement,  the
       Company   paid  $1,250,000  for  the  exclusive   right   to
       manufacture, use or sell the licensed technology for a three-year period, with a nonexclusive right for the remainder of the life of the patents. The Company also has the option to
       extend  the exclusive rights beyond three years.   Upon  the
       ultimate  commercialization of the technology,  the  Company will  be  required  to pay royalties on  sales  of  products
       incorporating  the  licensed technology,  as  defined.   The
       license fee is included in other assets in the accompanying consolidated balance sheets and is being amortized over a period of five years. At September 30, 1998, the Company
       has   recorded  accumulated  amortization  of  approximately
       $250,000 related to this asset.

       Other assets also consists of long-term investments, deposits and patent costs, which are being amortized over 10 years using the straight-line method. The Company periodically assesses the realizability of long-lived assets, including intangible assets such as patent costs and license fees, in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. The Company has not recorded any impairment of its intangible assets to date.

   (j)Net Income per Share

       In  March  1997,  the Financial Accounting  Standards  Board
       (FASB) issued SFAS No. 128, Earnings per Share. This statement established standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. In February 1998, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 98. This bulletin revises the SEC's guidance for calculating earnings per share with respect to equity security issuances before an initial public offering (IPO). These statements are effective for fiscal years ending after December 15, 1997. The prior years' earnings per share have been retroactively restated to reflect the adoption of SFAS No. 128 and SAB No. 98.

       Basic net income per share was determined by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per share was determined by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potential common stock. Potential common stock includes common stock options, warrants to purchase common stock and convertible preferred stock to the extent their effect is dilutive. Nominal issuances arise when a registrant issues common stock, options or warrants to purchase common stock or other potentially dilutive instruments for nominal consideration, as defined by SAB No. 98, in the periods preceding an IPO. During the period preceding the Company's IPO, the Company did not have any nominal issuances.


       The calculations of basic and diluted weighted average shares outstanding are as follows:

                                                Year Ended September 30,
                                              1996        1997        1998

Basic weighted average shares outstanding  1,682,109   7,547,964   9,684,975

Weighted average potential common stock    6,186,744   2,290,336     566,454

Diluted weighted average shares
outstanding                                7,868,853   9,838,300  10,251,429

       Diluted weighted average shares outstanding do not include 113,726 and 503,347 common equivalent shares for the years ended September 30, 1997 and 1998, respectively, as their effect would be antidilutive.

   (k)Management Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company is subject to risks and uncertainties, in particular, dependence on key customers and international sales, rapid technological change, dependence on government regulations and significant fluctuations and unpredictability of operating results.

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

   (m)New Accounting Standards

       In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

       In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise, as defined. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to disclose similar prior period information upon adoption.

       In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires computer software costs associated with internal-use software to be charged to operations as incurred until certain capitalization criteria are met. SOP 98-1 is effective beginning January 1, 1999. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

       In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Initial application of this SOP will require that the Company take a one-time charge for any capitalized start-up or organization costs remaining on the balance sheet. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

       In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

(2)  Income Taxes

   The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, the objective of which is to recognize the amount of current and deferred income taxes at the date of the financial statements as a result of all differences in the tax basis and financial statement carrying amount of assets and liabilities, as measured by enacted tax laws.

   The approximate income tax effect of each type of temporary difference and carryforward is as follows:

                                                        September 30,
                                                      1997         1998

Research and development credit carryforwards       $32,000      $32,000
Nondeductible accruals                               27,000      331,000
Nondeductible reserves                              543,000      223,000
Other temporary differences                           4,790       20,790

Net deferred tax asset                             $606,790     $606,790

   Under SFAS No. 109, the Company recognizes a deferred tax asset for the future benefit of its temporary differences if it concludes that it is more likely than not that the deferred tax asset will be realized.

   A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                       September 30,
                                                  1996     1997     1998

Income tax provision at federal statutory rate    34.0%    34.0%    34.0%
Increase (decrease) in tax resulting from-
State tax provision, net of federal benefit        8.1      3.2      1.9
Foreign sales corporation benefit                 (7.5)    (5.0)    (3.5)
Foreign net operating losses not benefited         4.1       --       --
Reduction in valuation allowance                 (15.5)    (1.2)      --
Research and development tax credit utilized     (24.1)    (3.8)    (3.3)
Other                                              0.9     (0.2)     0.9

  Effective tax rate                                --%    27.0%    30.0%

   The provision for income taxes in the accompanying consolidated statements of operations consists of the following:

                             September 30,
                      1996        1997       1998
      Federal-
      Current       $179,000  $2,173,335  2,767,389
      Deferred      (179,000)   (224,000)        --

                          --   1,949,335  2,767,389
     State-
      Current          2,000     271,000     71,000
      Deferred        (2,000)    (27,000)        --

                          --     244,000     71,000

                    $     --  $2,193,335 $2,838,389

(3)  Line of Credit

   The Company has an unsecured demand line of credit with a bank for $5,000,000. Borrowings under the line are available through February 28, 1999 and bear interest at one of several interest rates, including the bank's prime rate (8.25% at September 30, 1998) and a LIBOR index rate. There were no amounts outstanding under this line at September 30, 1997 and 1998.

(4)  Redeemable Preferred Stock

   The Company had previously authorized 578,065 shares of redeemable preferred stock, par value $.01 per share, of which 234,375 shares and 343,690 shares had been designated as Series A and Series C redeemable preferred stock, respectively. In connection with the Company's initial public offering during 1997, the Company redeemed all outstanding shares of Series A and Series C redeemable preferred stock for approximately $5,781,000, which represents a redemption value of $10.00 per share.

(5)  Stockholders' Equity

   (a)  Preferred Stock

       In December 1996, the Company's Board of Directors authorized the issuance of up to 1,000,000 shares of undesignated $.01 par value preferred stock, the rights and privileges of which are to be determined by the Company's Board of Directors. The Series A, B, C and D preferred stock were retired in connection with the Company's initial public offering (see Note 5(b) and (c)). There are no preferred shares outstanding as of September 30, 1997 or 1998.

    (b) Series B and D Convertible Preferred Stock

       The Company had previously authorized 504,585 shares of convertible preferred stock, par value $.01 per share, of which 250,000 shares and 254,585 shares had been designated as Series B and Series D convertible preferred stock, respectively. In connection with the Company's initial public offering in fiscal 1997, all shares of Series B and Series D convertible preferred stock were converted into an aggregate 5,045,850 shares of common stock.

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

   (d)Common Stock

       The Company has authorized 30,000,000 shares of $.01 par value common stock. The Company has reserved the following number of common shares as of September 30, 1998:

                Exercise of stock purchase warrants       53,678
                Exercise of stock options              1,406,570
                                                       1,460,248

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

   (e)Stock Plans

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

        The 1996 Equity Incentive Plan

        In October 1996, the Company approved the 1996 Equity Incentive Plan (the Equity Plan) for which the Company reserved shares for the granting of options to purchase up to 750,000 shares of the Company's common stock.

        The 1996 Nonemployee Director Stock Option Plan

        In October 1996, the Company approved the 1996 Nonemployee Director Stock Option Plan (the Director Plan) for which the Company has reserved shares for the granting of options to purchase up to 125,000 shares of the Company's common stock.

        As of September 30, 1998, there were 595,220 options available for future grants under all plans. A summary of stock option activity under all plans is as follows:

                                   Shares    Price per         Weighted
                                               Share            Average
                                                               Exercise
                                                                Price

Outstanding, September 30, 1995   757,420   $ .10-1.00         $  .46
Granted                           157,750    1.00-3.00           2.22
Exercised                         (51,170)    .10-1.00            .85
Terminated                         (7,100)    .50-1.00            .87

Outstanding, September 30, 1996   856,900     .10-3.00            .78
Granted                           386,050    9.50-17.00         14.27
Exercised                        (333,800)    .10-3.00            .46
Terminated                        (20,450)    .50-3.00           1.15

Outstanding, September 30, 1997   888,700     .10-17.00          6.75
Granted                           225,950     .01-14.88         12.77
Exercised                        (159,110)    .01-11.00           .60
Terminated                       (148,890)    .50-16.75         11.08

Outstanding, September 30, 1998   806,650   $ .10-17.00       $  8.85

Exercisable, September 30, 1998   276,580   $ .10-17.00       $  4.33

During fiscal 1998, the Company issued an option to purchase 10,000 shares of common stock to an employee at a price below fair market. All other options were issued at the fair market value at the grant date. The Company recorded the difference between the grant price and fair market value in the statement of income.

The range of exercise prices for options outstanding and options exercisable at September 30, 1998 are as follows:

                           Options Outstanding  Options Exercisable
Range of        Weighted    Number   Weighted   Number   Weighted
Exercise        Average              Average             Average
 Price         Remaining             Exercise            Exercise
              Contractual             Price               Price
                 Life
              (in years)

$0.10-$1.00       4.7      269,600   $  0.61   184,050   $  0.48
$3.00-$9.50       8.0      105,300      4.77    32,940      4.31
$10.75-$15.50     9.1      213,900     13.71     5,940     14.71
$15.88-$17.00     8.5      217,850     16.25    53,650     16.38

Total            7.33      806,650   $  8.85   276,580   $  4.33

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

The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options and warrants granted to employees of the Company in fiscal 1996, 1997 and 1998 using the Black Scholes option pricing model prescribed by SFAS No. 123. The assumptions used to calculate the SFAS No. 123 pro forma disclosure and the weighted average information for 1996, 1997 and 1998 are as follows:

                                Year Ended September 30,
                                 1996      1997      1998

   Risk-free interest rate      6.04%     6.01%     5.52%
   Expected dividend yield        --        --        --
   Expected lives (in years)    4.7       4.9       4.7
   Expected volatility          53%       52%       67%
  Weighted-average grant date
   fair value of options
   granted during the year     $1.10      $7.16    $8.08


The pro forma effect of applying SFAS No. 123 for all options and granted to employees of the Company in 1996, 1997 and 1998 would be as follows:

                                 Year Ended September 30,
                             1996          1997          1998

Net Income-
As reported             $1,164,764    $5,865,578    $6,630,282
Pro forma                1,125,371     5,104,357     5,382,540

Net income per share-
Basic-
  As reported                $0.69         $0.78         $0.68
  Pro forma                   0.67          0.68          0.56
Diluted-
  As reported                $0.15         $0.60         $0.65
Pro forma                     0.14          0.52          0.53

       The resulting pro forma compensation expense may not be representative of the amount to be expected in future years, as the pro forma expense may vary based on the number of options granted. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   (f)Stock Purchase Warrants

       In conjunction with a $400,000 promissory note issued in fiscal 1992 and repaid in fiscal 1993, the Company sold a warrant, at nominal value, to purchase 42,667 shares of the Company's common stock at $1.50 per share. This stock purchase warrant was exercised during fiscal 1997, resulting in a net issuance of 39,789 shares of common stock.

       In conjunction with the issuance of certain convertible notes in fiscal 1993, the Company sold, at nominal value, warrants to purchase 361,002 shares of the Company's common stock for $1.50 per share. The warrants expire in December 2001. During fiscal 1997 and 1998, warrants to purchase 37,792 and 269,530 shares, respectively, were exercised resulting in the net issuance of 36,725 and 248,872 shares of common stock, respectively.

   (g)Shareholder Purchase Rights Plan

       In October 1998, the Company's Board of Directors adopted a Shareholder Protection Rights Plan declaring a dividend of one right for each share of the Company's common stock outstanding at the close of business on October 27, 1998. The rights entitle the Company's shareholders to purchase one one-thousandth of a share of a series of junior participating preferred stock of the Company at an exercise price of $60.00, subject to adjustment. The rights will not be exercisable until a subsequent distribution date which will occur if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or announces a tender or exchange offer that would result in a group owning 15% or more of the Company's common stock. Subject to certain limited exceptions, if a person or group acquires beneficial ownership of 15% or more of the Company's outstanding common stock, each holder of a right (other than the 15% holder whose rights become void once such holder reaches the 15% threshold) will thereafter have a right to purchase, upon payment of the purchase price of the right, that number of shares of the Corporation's common stock, which at the time of such transaction will have a market value equal to two times the purchase price of the right. In the event that, at any time after a person or group acquires 15% or more of the Company's common stock, the Company is acquired in a merger or other business combination transaction of 50% or more of its consolidated assets or earning power are sold, each holder of a right will thereafter have the right to purchase, upon payment of the purchase price of the right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the purchase price of the right. The Board of Directors of the Company may exchange the rights (other than rights owned by such person or group which have become void), in whole or in part, at an exchange ratio of one share of common stock per right (subject to adjustment). At any time prior to the time any person or group acquires 15% or more of the Company's common stock, the Board of Directors of the Company may redeem the rights in whole, but not in part, at a price of $0.001 per right. The rights will expire on October 13, 2008 unless earlier redeemed or exchanged.

(6)  Geographical Sales Data

   A summary of the Company's revenues by geographic region is as follows:

                          September 30,
                     1996      1997      1998

Europe               95.0%     51.5%     57.3%
United States         4.6      2.6       22.5
Asia                  0.3     45.7       14.3
Middle East            --       --        5.9
Other                 0.1      0.2         --

Total                 100%     100%       100%

   Substantially all of the Company's assets are located in the United States.

(7)  Related Party Transactions

   (a)Management Services Agreement

       The Company has an agreement with Hologic, Inc. (Hologic), an affiliated company, whereby Hologic provides management, administrative and support services. In addition, the Company subleased its facilities from Hologic under a sublease agreement, which was terminated in February 1996, for approximately $15,000 per month. The Company paid Hologic for all direct costs incurred, as well as a portion of Hologic's overhead costs, as defined, representing a pro rata portion of costs attributable to the Company. Expenses charged to operations under these agreements were approximately  $325,000, $112,000  and  $138,000  in  fiscal
       1996, 1997 and 1998, respectively. Approximately $20,000 and $27,000 had not been paid as of September 30, 1997 and 1998, respectively, under the management services agreement.

   (b)License and Technology Agreement

       The Company has an agreement with Hologic whereby the Company has a perpetual, exclusive, worldwide license to utilize certain of Hologic's technology and patents for the purpose of developing the Company's x-ray screening security systems for explosives, drugs, currency and other contraband (the Exclusive License). In September 1996, this license was amended to grant the Company a nonexclusive license to utilize these patents and technology for certain new product development for other applications (the Nonexclusive License). Royalty payments to Hologic under the Exclusive License are 5% of revenues, as defined, on the first $50 million in sales; thereafter, payments are 3% on revenues up to $200 million, with no royalty payments on aggregate
       revenues  in  excess  of  $200 million.   During  1997,  the
       Company reduced its royalty payments to 3% under the Exclusive License upon achievement of cumulative revenues in excess of $50 million. Royalty payments under the Nonexclusive License are 3% on sales up to $200 million, with no royalty payments on aggregate revenues in excess of $200 million. The agreement terminates by mutual agreement of the two parties or upon certain other defined circumstances. During fiscal 1996, 1997 and 1998, the Company incurred royalty expenses under the Exclusive License of approximately $775,000, $988,000 and $1,014,000, respectively, of which approximately $753,000 and $504,000 had not been paid as of September 30, 1997 and 1998, respectively. To date, the Company has not incurred any royalty expenses under the Nonexclusive License.

(8)  Profit-Sharing 401(k) Plan

   The Company has a qualified profit-sharing plan covering substantially all of its employees. Contributions to the plan are at the discretion of the Company's Board of Directors. The Company has recorded approximately $65,000, $74,000 and
   $133,000 as a provision for profit-sharing contribution for fiscal 1996, 1997 and 1998, respectively.

(9)  Commitments and Contingencies

   (a)Operating Leases

       The Company is renting the facilities under operating leases which expire through February 2003. The Company's future minimum lease payments under all operating leases as of September 30, 1998 are as follows:

                Year                Amount

                1999               $553,000
                2000                688,000
                2001                331,000
                2002                262,000
                2003                207,000

                                 $2,041,000

       Rent expense charged to operations for fiscal 1996, 1997 and 1998 was approximately $302,000, $438,000 and $525,000, respectively.

   (b)Patent Infringement Claims

       Litigation expense in the accompanying statements of income represents costs incurred related to certain patent infringement claims which have been settled or dismissed as of September 30, 1998. From time to time, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims, and in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position or results of operations.

   (c)Patent License Agreement

       During fiscal 1996, the Company entered into a patent license agreement for the exclusive license of certain explosives detection technology. Under this agreement, the Company is required to pay aggregate royalties of up to $1,000,000 based on net sales, as defined. During fiscal 1996, 1997 and 1998, the Company incurred approximately $28,000, $97,000 and $112,000, respectively, of royalty expense related to this agreement.

   (d)Joint Development and Royalty Agreement

       During fiscal 1997, the Company entered into a joint development and royalty agreement for the development of certain explosives detection technology. Under the terms of the agreement, the Company is required to pay a royalty of $3,000 per unit sold of the developed product, as defined. During 1998, the Company prepaid royalties in the amount of approximately $500,000, which are being amortized as the royalties are incurred. At September 30, 1998, approximately $414,000 of prepaid royalties are included in other current assets in the accompanying consolidated balance sheets. For the year ended September 30, 1998, the Company incurred $87,000 in royalty expenses. No royalty expenses were incurred for the year ended September 30, 1997.

(10) Accrued Expenses

   Accrued   expenses  in  the  accompanying  consolidated  balance
   sheets consist of the following:

                                        September 30,
                                    1997           1998

Payroll and payroll-related     $601,959       $907,959
Accrued warranty                 798,000        798,000
Accrued royalties                789,684        537,782
Accrued legal                     75,954         50,323
Other                            152,834         79,564
Accrued taxes                         --        392,640
                              $2,418,431     $2,766,268