Form 10-Q
period 1998-12-31
VIVID TECHNOLOGIES INC
filed 1999-02-16
CIK 1023813

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 1998

                              or

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

                         Yes X     No

As  of  January 31, 1999, 9,908,116 shares of the  registrant's
Common Stock, $.01 par value, were issued and outstanding.


           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

                             INDEX





Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets
          December 31, 1998 and September 30, 1998         3

          Consolidated Statements of Operations
          Three Months Ended December 31, 1998
          and 1997                                         4

          Consolidated Statements of Cash Flows
          Three Months Ended December 31, 1998
          and 1997                                         5

          Notes to Consolidated Financial Statements       6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations               8


PART II - OTHER INFORMATION                               12


SIGNATURES                                                14


                PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements


           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS

                            ASSETS
                                    December 31,        September 30,
                                        1998                 1998
                                    (unaudited)           (audited)
   CURRENT ASSETS:
    Cash and cash equivalents       $10,662,348          $15,555,189
    Short-term investments            8,471,149           10,407,209
    Accounts receivable               7,411,810            7,316,863
    Inventories                      10,592,240            7,874,036
    Deferred tax asset                  606,790              606,790
    Other current assets              2,937,753            1,593,021
    Total current assets             40,682,090           43,353,108

   PROPERTY AND EQUIPMENT, at cost:
    Machinery and equipment           2,530,756            2,347,896
    Equipment under capital leases      198,580              198,580
    Leasehold improvements              242,596              228,374
    Furniture and fixtures              131,886              129,479
                                      3,103,818            2,904,329
    Less- Accumulated depreciation
          and amortization            1,563,220            1,488,893
                                      1,540,598            1,415,436

    Other assets, net                 2,247,522            1,155,945
                                    $44,470,210          $45,924,489

             LIABILITIES AND STOCKHOLDERS' EQUITY

                                    December 31,        September 30,
                                        1998                 1998
   CURRENT LIABILITIES:
    Accounts payable                $ 2,077,478            $ 846,457
    Accrued expenses                  2,243,817            2,766,268
    Customer deposits                 3,264,188            3,411,864
    Total current liabilities         7,585,483            7,024,589

   STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value
     Authorized - 1,000,000 shares           --                   --
    Common stock, $.01 par value-
     Authorized - 30,000,000 shares
     Issued and outstanding -
     9,909,116 and 9,904,666 shares,
     respectively                        99,091               99,047
    Capital in excess of par value   26,752,920           26,745,142
    Retained earnings                10,032,716           12,055,711
    Total stockholders' equity       36,884,727           38,899,900
                                    $44,470,210          $45,924,489


        The accompanying notes are an integral part of these consolidated financial statements.


           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)


                                         Three Months Ended
                                            December 31,
                                        1998            1997

Revenues                          $3,626,572      $9,399,312
Cost of revenues                   2,677,337       3,856,644
       Gross margin                  949,235       5,542,668

Operating expenses:
 Research and development          1,841,910       1,390,496
 Selling and marketing             1,159,600       1,295,822
 General and administrative        1,156,795       1,098,648

       Total operating expenses    4,158,305       3,784,966

Income (loss ) from operations    (3,209,070)      1,757,702

Other income, net                    319,077         391,856

Income (loss) before provision
 (benefit) for income taxes       (2,889,993)      2,149,558
Provision (benefit) for
 income taxes                       (866,998)        642,656

       Net income (loss)         $(2,022,995)    $ 1,506,902

NET INCOME (LOSS) PER SHARE:
       Basic                         $  (.20)         $  .16
       Diluted                       $  (.20)         $  .15

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
       Basic                       9,907,323       9,509,248
       Diluted                     9,907,323      10,310,839


        The accompanying notes are an integral part of these consolidated financial statements.


           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                Three Months Ended
                                                   December 31,
                                                1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      $(2,022,995)     $1,506,902
  Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities-
     Depreciation and amortization           137,769         172,365
     Gain on disposal of fixed assets          3,190              --
     Changes in assets and liabilities-
      Accounts receivable                    (94,947)      4,188,847
      Inventories                         (2,718,204)     (1,110,612)
      Other current assets                (1,344,732)       (653,396)
      Accounts payable                     1,231,021         765,237
      Accrued expenses                      (522,451)        155,879
      Customer deposits                     (147,676)        389,800
       Net cash provided by (used in)
       operating activities               (5,479,025)      5,415,022

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net  (202,679)       (187,730)
  Purchases of investments                (2,034,659)     (2,946,876)
  Maturity of investments                  2,930,000       2,880,000
  Increase in other assets                  (114,300)     (1,252,001)
       Net cash provided by (used in)
       investing activities                  578,362      (1,506,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options      7,822          23,625
     Net cash provided by financing activities 7,822          23,625

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                    (4,892,841)      3,932,040
CASH AND CASH EQUIVALENTS,
 beginning of period                      15,555,189      11,571,630
CASH AND CASH EQUIVALENTS,
 end of period                           $10,662,348     $15,503,670

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for -

  Income taxes                           $        --     $    86,500



        The accompanying notes are an integral part of these consolidated financial statements.


           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

(1)  Basis of Presentation

       The consolidated financial statements of Vivid Technologies, Inc. (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1998, included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

      The consolidated balance sheet as of December 31, 1998, the consolidated statements of operations for the three months ended December 31, 1998 and 1997, and the consolidated statements of cash flows for the three months ended December 31, 1998 and 1997, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

      The  results  of  operations for the three  months  ended
December 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1999.

(2)  Inventories

      Inventories  are stated at the lower of  cost  (first-in,
first-out) or market and consist of the following:
                                    December 31,        September 30,
                                        1998                 1998

Raw materials                        $5,368,950           $4,061,775
Work-in-process                       1,702,885            1,440,435
Finished goods                        3,520,405            2,371,826
                                    $10,592,240           $7,874,036


       Finished   goods   consist  of   material,   labor   and
manufacturing overhead.

(3)  Significant Customer and Concentration of Credit Risk

      In the three months ended December 31, 1998, the Company had three customers who comprised 26%, 11% and 11% of revenues, respectively. These customers had amounts due to the Company of approximately $1,226,000, $613,000 and $410,000 at December 31, 1998. Through February 8, 1999, the Company received payments of $1,122,000 against these receivable balances. In the three months ended December 31, 1997, the Company had three customers who comprised 35%, 28% and 13% of revenues, respectively.

      The Company may be affected, for the foreseeable future, by the unstable economy caused by the currency volatility in the Asia Pacific region. As a result, there are uncertainties that may affect future operations, including the recoverability of receivables. It is not possible to determine the future effect a continuation of the economic crisis may have on the Company's liquidity and earnings. Related effects will be reported in the financial statements as they become known and estimable. As of December 31, 1998, the Company had approximately $408,000 of receivables denominated in foreign currencies. There are no outstanding foreign exchange contracts.

(4)  Earnings Per Share

     A reconciliation of basic and diluted weighted average shares outstanding is as follows:

                                                Three Months Ended
                                            December 31,  December 31,
                                                1998          1997

Basic weighted average shares outstanding     9,907,323     9,509,248
Weighted average common equivalent shares            --       801,591
Diluted weighted average shares outstanding   9,907,323    10,310,839

     Common equivalent securities of approximately 1,178,000 and 230,000 have been excluded from the weighted average number of common and dilutive potential common shares outstanding for the three months ended December 31, 1998 and 1997, respectively.


PART I - FINANCIAL INFORMATION (Continued)


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

      The Company's results of operations have and may continue to be subject to significant quarterly fluctuation due to several factors, known and unknown, including the overall demand for explosives detection systems, market acceptance of the Company's products, timing of the announcement, introduction and delivery of new products and product enhancements by the Company and its competitors, variations in component costs, timing of customer orders, adjustments of delivery schedules to accommodate customers' programs, economic conditions in the Company's targeted markets, the availability of components from suppliers, the timing and level of expenditures in anticipation of future sales, and pricing and other competitive conditions. Customers may also cancel or reschedule shipments and production difficulties could delay shipments. Relatively few system sales to relatively few customers comprise a significant portion of the Company's revenues in each quarter. Therefore, small variations in the number of systems sold could have a significant effect on the Company's results of operations. The Company is developing a next generation system that is intended to meet FAA certification  standards.  There can be no assurance  that  the
Company will be able to develop such a system on a timely basis, if at all. In addition, even if the system is successfully developed, the anticipation of the next generation system may have an adverse impact on financial results during the transition period. Reference is made to the "Risk Factors" section of the Company's report on Form 10-K for the year ended September 30, 1998 for additional discussion of factors which may affect the Company's results of operations.

Results of Operations

      Revenues. Revenues for the first quarter of fiscal 1999 decreased 61% to $3,626,572 from $9,399,312 for the first quarter of fiscal 1998. This decrease in revenues was the result of a decrease in product sales and a decrease in revenue from an FAA development grant. The slowdown in product sales is attributable to the extension by the European Civil Aviation Conference from 2000 to 2002 for all member states to implement 100% screening of international checked luggage, the continuing economic troubles in Asia and the anticipated availability of second generation systems. During the first quarter of fiscal 1999 the Company shipped three VIS checked baggage systems and six APS hand baggage units, compared to 19 checked baggage systems shipped in the first quarter of fiscal 1998.

      Gross Margin. Gross margin decreased as a percentage of sales to 26% in the current quarter from 59% in the first quarter of fiscal 1998. The decrease in gross margin in fiscal 1999 was primarily attributable to the lower volume of system sales. The decrease in gross margin as a percentage of sales is due to significant fixed manufacturing labor and overhead costs applied to a lower volume of shipments, as well as service related charges.

       Research and Development Expenses. Research and development expenses increased 32% to $1,841,910 in the current quarter from $1,390,496 in the first quarter of fiscal 1998. The increase in research and development expenses was primarily due to the addition of engineering personnel and outside consultants working on the development of a next generation system, and enhancements to existing products, including the Model APS.

      Selling and Marketing Expenses. Selling and marketing expenses decreased 11% to $1,159,600 in the current quarter from $1,295,822 in the first quarter of fiscal 1998. The decrease in selling and marketing expenses was primarily due to a decrease in commissions and consulting costs, slightly offset by an increase in public relations costs.

       General and Administrative Expenses. General and administrative expenses increased 5% to $1,156,795 in the current quarter from $1,098,648 in the first quarter of fiscal 1998. The increase in general and administrative expenses was primarily attributable to an overall increase in personnel and related costs, legal expenses and license fees.

      Other Income. The Company recognized net interest income of $308,000 in the current quarter compared to $252,000 in the first quarter of fiscal 1998. The increase was primarily attributable to higher average cash balances available for investment during the current quarter. During the three months ended December 31, 1997, the Company recognized a gain of approximately $139,900 on foreign currency transactions.

      Provision for Income Taxes. During the first quarter of fiscal 1999 the Company recognized a tax benefit of approximately $867,000 based on an effective tax rate of 30%. The Company's effective tax rate for the first three months of fiscal 1998 was also 30%. The Company expects that its effective tax rate will continue to be slightly lower than the statutory tax rates primarily due to the use of research and development tax credits and the tax benefits associated with the Company's foreign sales corporation.

Liquidity and Capital Resources

       The Company has funded its operations and capital expenditures primarily through internally generated cash flows, proceeds from the sale of securities and the availability of a working capital line of credit. At December 31, 1998, the Company had working capital of $33.1 million including $19.1 million in cash and cash equivalents and short-term investments. The Company also has an unsecured $5.0 million bank line of credit which expires February 28, 1999. The Company is currently in negotiations with the bank to renew the credit facility. The Company's bank line of credit bears interest at the bank's prime rate (7.75% as of December 31, 1998). At December 31, 1998, the Company had no amounts outstanding under this line of credit.

     During  the  first  three  months  of  fiscal  1999,   the
Company's net cash used in operating activities was approximately $5.5 million and was comprised of net loss adjusted for non-cash expenses including depreciation and amortization totaling $1.9 million, a $2.7 million increase of inventories and $1.3 million increase in other current assets and a $522,000 decrease in accrued expenses and $148,000 decrease in customer deposits that were partially offset by an increase of $1.2 million in accounts payable. The increase in inventories and accounts payable in the first quarter of fiscal 1999 reflects increased inventory purchases associated with the production of the Model MVT next generation system and anticipated sales of the Model APS.

      The Company's capital expenditures for the first three months of fiscal 1999 were approximately $200,000. While the Company does not have any significant commitments for capital expenditures for the remainder of fiscal 1999, the Company anticipates that it will continue to purchase equipment to support its anticipated growth.

     During the first three months of fiscal 1999, net cash provided by investing activities was approximately $578,000 that was primarily attributable to the net decrease in investment activity of $900,000 offset by an increase in other assets of approximately $114,000.

      During  the first three months of fiscal 1999,  net  cash
provided   by   financing  activities  was  $7,800   that   was
attributable to the receipt of net proceeds from the exercise of stock options.

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

     The Company believes that existing sources of liquidity, funds expected to be generated from operations and its line of credit will provide adequate cash needs through at least the next twelve months. However, for a brief discussion of the factors that could adversely affect the Company's financial position and results of operations, see the opening paragraph of Item 2 above.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     Foreign Exchange Hedging. The accounts of the foreign subsidiary, Vivid Technologies UK Ltd., are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiary into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at quarter-end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the year. Foreign currency transaction gains or losses for Vivid Technologies UK Ltd. are included in the accompanying consolidated statements of operations since the functional currency for this subsidiary is the U.S. dollar.

     During the first quarter of fiscal 1999, no sales were denominated in foreign currencies. As of December 31, 1998, the Company had approximately $414,000 in accounts receivable denominated in foreign currencies which had been marked to market. The net gain (loss) was not material.

     Investment Portfolio. The Company does not use derivative financial instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument.


                  PART II - OTHER INFORMATION

           VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 1.   Legal Proceedings.

     No material developments.

Item 2.   Changes in Securities and Use of Proceeds.

On December 10, 1996, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1, Commission file number 333-14311, relating to the initial public offering of the Company's Common Stock, $.01 par value. The offering commenced on December 11, 1996 and all shares covered by the Registration Statement were sold. The managing underwriters for the offering were Lehman Brothers Inc., Cowen & Company and Needham & Company. The following sets forth certain information regarding the offering and the Companys' application of the net proceeds therefrom through December 31, 1998:

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


                        USE OF PROCEEDS

                Category                         Amount
          Construction of plant, building
           and facilities                       $63,300
          Purchase and installation of
           machinery and equipment             $800,000
          Purchase of real estate                    --
          Acquisition of technology/license  $1,750,000
          Repayment of indebtedness                  --
          Redemption of redeemable preferred
           stock (1)                         $5,780,650
          Working capital                    $9,996,645
          Temporary investments, net         $6,432,405
               Notes, drafts, bills of
               exchange or bankers'
               acceptances which mature not
               later than one year from the
               date of issuance
          Long-term investments                      __
               Investment-grade commercial
               paper, with an average
               maturity period of 15 months
                    Total investments        $6,432,405
                    Total                   $24,823,000
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



                              Vivid Technologies, Inc.
                              (Registrant)



February 16, 1999             /s/ S. David Ellenbogen
Date                          S. David Ellenbogen
                              Chief Executive Officer





February 16, 1999             /s/ William J. Frain
Date                          William J. Frain
                              Chief Financial Officer and Treasurer
                              (Principal Financial and Chief Accounting
                              Officer)