Form 10-Q
period 1999-03-31
VIVID TECHNOLOGIES INC
filed 1999-05-14
CIK 1023813

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1999

                                  or

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

As of April 30, 1999, 9,931,116 shares of the registrant's Common Stock, $.01 par value, were issued and outstanding.

               VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 INDEX




                                                          Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets
          March 31, 1999 and September 30, 1998            3

          Consolidated Statements of Operations
          Three and Six Months Ended March 31, 1999
          and 1998                                         4

          Consolidated Statements of Cash Flows
          Six Months Ended March 31, 1999
          and 1998                                         5

          Notes to Consolidated Financial Statements       6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations    9


PART II - OTHER INFORMATION                               13


SIGNATURES                                                15


                    PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

               VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                ASSETS
                                      (unaudited)               (audited)
                                       March 31,               September 30,
                                         1999                      1998
   CURRENT ASSETS:
    Cash and cash equivalents       $11,064,122                 $15,555,189
    Short-term investments            5,242,486                  10,407,209
    Accounts receivable               4,981,538                   7,316,863
    Inventories                      11,521,786                   7,874,036
    Deferred tax asset                  606,790                     606,790
    Other current assets              3,049,616                   1,593,021
      Total current assets           36,466,338                  43,353,108

   PROPERTY AND EQUIPMENT, at cost:
    Machinery and equipment           2,584,390                   2,546,476
    Leasehold improvements              243,396                     228,374
    Furniture and fixtures              117,570                     129,479
                                      2,945,356                   2,904,329
    Less - Accumulated depreciation
    and amortization                  1,643,323                   1,488,893
                                      1,302,033                   1,415,436

    Long-term investments             3,106,299                          --
    Other assets, net                   242,761                   1,155,945
                                    $41,117,431                 $45,924,489


                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                       March 31,               September 30,
                                          1999                     1998
   CURRENT LIABILITIES:
    Accounts payable                  1,407,983                     846,457
    Accrued expenses                  2,716,852                   2,766,268
    Customer deposits                 3,379,402                   3,411,864
    Total current liabilities         7,504,237                   7,024,589

   STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value -
     Authorized - 1,000,000 shares           --                          --
   Common stock, $.01 par value -
     Authorized - 30,000,000 shares
     Issued and outstanding -
     9,931,116 and 9,904,666 shares,
     respectively                        99,311                      99,047
    Capital in excess of par value   26,762,750                  26,745,142
    Treasury stock                     (171,563)                         --
    Retained earnings                 6,922,696                  12,055,711
    Total stockholders' equity       33,613,194                  38,899,900
                                    $41,117,431                 $45,924,489


     The accompanying notes are an integral part of these consolidated financial statements.



               VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)


                                 Three Months Ended         Six Months Ended
                                      March 31,                 March 31,
                                 1999         1998          1999         1998

 Revenues                 $ 3,832,894  $ 9,746,939   $ 7,459,466  $19,146,251
 Cost of revenues           3,165,428    4,031,177     5,842,765    7,887,821
       Gross margin           667,466    5,715,762     1,616,701   11,258,430

Operating expenses:
 Research and development   2,094,423    1,416,935     3,936,333    2,807,431
 Restructuring and
    asset write down        1,207,686           --     1,207,686           --
 Selling and marketing      1,038,183    1,058,351     2,197,783    2,354,173
 General and administrative   945,659    1,068,029     2,102,454    2,166,677

       Total operating
         expenses           5,285,951    3,543,315     9,444,256    7,328,281

Income (loss) from
  operations               (4,618,485)   2,172,447    (7,827,555)   3,930,149

Other income, net             246,773      284,443       565,850      676,299

Income (loss) before
  provision (benefit) for
  income taxes             (4,371,712)   2,456,890    (7,261,705)   4,606,448
Provision (benefit) for
  income taxes             (1,261,692)     737,067    (2,128,690)   1,379,723

       Net income (loss)  $(3,110,020) $ 1,719,823   $(5,133,015) $ 3,226,725


NET INCOME (LOSS) PER SHARE
       Basic              $      (.31) $       .18   $      (.52) $       .34
       Diluted            $      (.31) $       .17   $      (.52) $       .31


WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
       Basic                9,917,766    9,647,410     9,912,545    9,578,329
       Diluted              9,917,766   10,312,068     9,912,545   10,311,453


  The accompanying notes are an integral part of these consolidated financial statements.



               VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                        Six Months Ended
                                                            March 31,
                                                        1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $(5,133,015)    $3,226,725
  Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities-
     Depreciation and amortization                   333,988        351,131
     Gain on disposal of fixed assets                  3,754             --
     Write down of assets related to restructuring 1,080,050             --
     Changes in assets and liabilities-
       Accounts receivable                         2,335,325      4,240,526
     Inventories                                  (3,723,683)    (2,076,997)
       Other current assets                       (1,495,484)      (648,234)
       Accounts payable                              561,526        762,436
       Accrued expenses                              (49,416)      (320,642)
       Customer deposits                             (32,462)       892,227
         Net cash provided by (used in)
           operating activities                   (6,119,417)     6,427,172

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net          (251,125)      (413,972)
  Purchases of investments                       (10,141,576)   (14,840,856)
  Maturity of investments                         12,200,000      7,229,000
  Increase in other assets                           (25,258)    (1,252,336)
     Net cash provided by (used in) in
     investing activities                          1,782,041     (9,278,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options             17,872        200,154
  Purchase of treasury stock                        (171,563)            --
     Net cash provided by (used in)
     financing activities                           (153,691)       200,154

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                (4,491,067)    (2,650,838)
CASH AND CASH EQUIVALENTS, beginning of period    15,555,189     11,571,630
CASH AND CASH EQUIVALENTS, end of period         $11,064,122    $ 8,920,792


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for -
     Income tax                                  $     3,200    $ 1,179,184


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

      The consolidated balance sheet as of March 31, 1999, the consolidated statements of operations for the three months and six months ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the six months ended March 31, 1999 and 1998, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The results of operations for the six months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1999.

(2)  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                        March 31,          September 30,
                                            1999                   1998

Raw materials                         $4,991,883             $4,061,775
Work-in-process                        1,658,753              1,440,435
Finished goods                         4,871,150              2,371,826
                                     $11,521,786             $7,874,036


      Finished goods consist of material, labor and manufacturing overhead.

(3)  Significant Customer and Concentration of Credit Risk

      In the six months ended March 31, 1999, the Company had two customers who comprised 18% and 13% of revenues, respectively. These customers had amounts due to the Company of approximately $612,000 and $983,000, respectively, at March 31, 1999. Through May 7, 1999, the Company received payments of $840,000 against these receivable balances. In the six months ended March 31, 1998, the Company had two customers who comprised 39% and 24% of revenues, respectively.


      The Company may be affected, for the foreseeable future, by the unstable economy caused by the currency volatility in the Asia Pacific region. As a result, there are uncertainties that may affect future operations, including the recoverability of receivables. It is not possible to determine the future effect a continuation of the economic crisis may have on the Company's liquidity and earnings. Related effects will be reported in the financial statements as they become known and estimable. As of March 31, 1999, the Company had approximately $331,000 of receivables denominated in foreign currencies. There are no outstanding forward foreign exchange contracts.

(4)  Earnings Per Share

     A reconciliation of basic and diluted weighted average shares outstanding is as follows:

                                                       Three Months Ended
                                                     March 31,      March 31,
                                                         1999           1998

Basic weighted average shares outstanding           9,917,766      9,647,410
Weighted average common equivalent shares                  --        664,658
Diluted   weighted  average  shares  outstanding    9,917,766     10,312,068


                                                        Six Months Ended
                                                     March 31,      March 31,
                                                         1999           1998

Basic weighted average shares outstanding           9,912,545      9,578,329
Weighted average common equivalent shares                  --        733,124
Diluted   weighted  average  shares  outstanding    9,912,545     10,311,453

     Common equivalent securities of approximately 1,168,000 have been excluded from the weighted average number of common and dilutive potential common shares outstanding for the three and six months ended March 31, 1999. Common equivalent securities of approximately 245,000 and 244,000 for the three and six months ended March 31, 1998, respectively, have been excluded from the weighted average number of common and dilutive potential common shares outstanding.

(5)  Restructuring and Asset Write Down

     In the second quarter of fiscal 1999, the Company implemented a restructuring that included the shut down of a development facility and the abandonment of certain technology, resulting in a nonrecurring charge of approximately $1.2 million. The restructuring included a $1.1 million write-off of unamortized license fees and fixed assets related to an abandoned technology, $76,000 of lease termination and certain other contractual termination costs and $52,000 of severance costs for terminated research and development personnel.

     The total cash impact of the restructuring amounted to approximately $128,000, of which $28,000 was paid. As of March 31, 1999, approximately $100,000 of accrued restructuring costs remained, which is comprised of approximately $29,000 of severance-related costs and $71,000 of contractual termination costs. The accrued restructuring costs will be paid by the end of fiscal 1999.

     During the second quarter of fiscal 1999, the Company also implemented a cost cutting plan to reduce operating costs. The cost cutting plan included a 10% workforce reduction; the cost of which has not been included in the restructuring, described above. The costs associated with the workforce reduction were paid by March 31, 1999 and are included in the accompanying statements of operations in cost of revenues, research and development, selling and marketing, and general and administrative expenses.

(6)  Comprehensive Income

      The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, effective October 1, 1998. SFAS No. 130 defines comprehensive income as the change in equity of a business enterprise from transactions and other economic events during a period from non-owner sources. During the three and six month periods ended March 31, 1999 and 1998 there were no such transactions or events that would require separate disclosure in the Company's financial statements.


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

Results of Operations

      Revenues. Revenues for the second quarter of fiscal 1999 decreased 61% to $3,832,894 from $9,746,939 for the second quarter of fiscal 1998. Revenues for the current six month period decreased 61% to $7,459,467 from $19,146,251 for the first six months of fiscal 1998. This decrease in revenues was the result of a decrease in product sales and a decrease in revenue from an FAA development grant. The Company attributes the slowdown in product sales primarily to the extension by the European Civil Aviation Conference from 2000 to 2002 for all member states to implement 100% screening of international checked luggage and the continuing economic troubles in Asia. In addition, the Company believes that it will be difficult to complete significant sales of its checked baggage screening systems in the United States until such time as the Company has an FAA certified system. During the second quarter of fiscal 1999 the Company shipped 5 VIS checked baggage systems and 19 APS hand baggage units, compared to 22 VIS/VDS checked baggage systems and 2 APS hand baggage units in the second quarter of fiscal 1998.


      Gross Margin. Gross margin decreased as a percentage of sales to 17% in the current quarter from 59% in the second quarter of fiscal 1998. Gross margin for the six months ended March 31, 1999 was 22% compared to 59% in the corresponding period in fiscal 1998. The decreases in gross margin in fiscal 1999 were primarily attributable to the lower volume of checked baggage system sales. The decrease in gross margin as a percentage of sales is due to significant fixed manufacturing labor and overhead costs applied to a lower volume of shipments of the Company's checked baggage products.

      Research and Development Expenses. Research and development expenses increased 48% to $2,094,423 in the current quarter from $1,416,935 in the second quarter of fiscal 1998. For the current six month period, research and development expenses increased 40% to $3,936,333 from $2,807,431 for the first six months of fiscal 1998. The overall increase in research and development expenses was primarily due to the addition of engineering personnel and consultants working on the development of new products, including the next generation system, and product feature changes to the Model APS. The increase is also due to the reduction in FAA grants for the next generation system which offset costs in previous quarters.

      Selling and Marketing Expenses. Selling and marketing expenses decreased 2% to $1,038,183 in the current quarter from $1,058,351 in the second quarter of fiscal 1998. For the current six month period, selling and marketing expenses decreased 7% to $2,197,783 from $2,354,173 for the first six months of fiscal 1998. The decrease in selling and marketing expenses in fiscal 1999 was primarily due to the decrease in commissions, trade show and travel related costs, and advertising costs, slightly offset by an increase in personnel, consulting and public relations costs.

      General and Administrative Expenses. General and administrative expenses decreased 11% to $945,659 in the current quarter from $1,068,029 in the second quarter of fiscal 1998. For the current six month period, general and administrative expenses decreased 3% to $2,102,454 from $2,166,677 for the first six months of fiscal 1998. The decrease in general and administrative expenses in the second quarter of fiscal 1999 was primarily attributable to a decrease in personnel and related costs, slightly offset by an increase in license fees.

     Restructuring and Asset Write Down. In the second quarter of fiscal 1999, the Company implemented a restructuring that included the shut down of a development facility and the abandonment of certain technology, resulting in a nonrecurring charge of approximately $1.2 million. The restructuring included a $1.1 million write-off of unamortized license fees and fixed assets related to an abandoned technology, $76,000 of lease termination and certain other contractual termination costs and $52,000 of severance costs for terminated research and development personnel.

     The total cash impact of the restructuring amounted to approximately $128,000, of which $28,000 was paid. As of March 31, 1999, approximately $100,000 of accrued restructuring costs remained, which is comprised of approximately $29,000 of severance-related costs and $71,000 of contractual termination costs. The accrued restructuring costs will be paid by the end of fiscal 1999.

      Other Income. The Company recognized net other income of $246,773 in the current quarter compared to $284,443 in the second quarter of fiscal 1998. Net other income decreased to $565,850 in the current six month period from $676,299 in the comparable period in fiscal 1998. The decrease in fiscal 1999 was primarily attributable to a decrease in interest income attributable to lower average cash balances available for investments and a reduction in other income including gains on foreign exchange.

      Provision for Income Taxes. During the second quarter of fiscal 1999 and for the six months ended March 31, 1999, the Company recognized a tax benefit of approximately $1,261,692 and $2,128,690, respectively, based on an effective tax rate of 30%. The Company's effective tax rate for the first three and six months of fiscal 1998 was also 30%. The Company expects that its effective tax rate will continue to be slightly lower than the statutory tax rates primarily due to the use of research and development tax credits and the tax benefits associated with the Company's foreign sales corporation.

Liquidity and Capital Resources

      The Company has funded its operations and capital expenditures primarily through internally generated cash flows, proceeds from the sale of securities and the availability of a working capital line of
credit.   At March 31, 1999, the Company had working capital of  $29.0 million including $16.3 million in cash and cash equivalents and short-
term  investments.   The Company also had $3.1  million  of  long-term
investments. The Company also has an unsecured $5.0 million bank line of credit which had an original expiration of February 28, 1999 and has been extended through May 31, 1999. The Company is currently in
negotiations  with  the  bank  to  renew  the  credit  facility.   The
Company's bank line of credit bears interest at the bank's prime rate (7.75% as of March 31, 1999). At March 31, 1999, the Company had no amounts outstanding under this line of credit.

     During the first six months of fiscal 1999, the Company's net cash used in operating activities was approximately $6.1 million. During that period, net loss adjusted for non-cash expenses including depreciation and amortization and write down of assets totaling $3.7 million, a $3.7 million increase of inventories and $1.5 million increase in other current assets were partially offset by a decrease of $2.3 million in accounts receivable and an increase of $562,000 in accounts payable. The increase in inventories in the first six months of fiscal 1999 reflects increased inventory purchases associated with the production of the next generation system and the increased sales activity of the Model APS, and overall lower product sales of checked baggage units.

      The Company's capital expenditures for the first six months of fiscal 1999 were approximately $251,000. While the Company does not have any significant commitments for capital expenditures for the remainder of fiscal 1999, the Company anticipates that it will continue to purchase equipment to support its anticipated growth.

     During the first six months of fiscal 1999, net cash provided by investing activities was approximately $1.8 million. Net cash provided by investing activities in the first six months of fiscal 1999 was primarily attributable to the net decrease in investment balances of $2.1 million.

      During the first six months of fiscal 1999, net cash used in financing activities was approximately $154,000. Net cash used in financing activities in the first six months of fiscal 1999 was attributable to the purchase of treasury stock.

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

     During the first half of fiscal 1999, no sales were denominated in foreign currencies. As of March 31, 1999, the Company had approximately $331,000 in accounts receivable denominated in foreign currencies which had been marked to market. The net gain (loss) was not material.

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

          None.


Item 3.   Defaults Upon Senior Securities.

          None.


Item 4.   Submission of Matters to a Vote of Security-Holders.

      The Company held its Annual Meeting of Stockholders on February 24, 1999. At the February 24th meeting, a total of 8,796,478 shares or 89% of the Common Stock issued and outstanding as of the record date, were represented at the meeting in person or by proxy. Set forth below is a brief description of each matter voted upon at the meeting and the voting results with respect to each matter.

     1. A proposal to elect the following two persons to serve as members of the Company's Board of Directors until the 2002 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified:

     Name                       For       Withheld  Abstain
     L. Paul Bremer           8,750,835    45,643       0
     Gerald Segel             8,713,835    82,643       0

     2.   A  proposal  to approve the Company's 1999 Equity  Incentive
Plan.

       For - 5,040,466     Against - 1,141,727    Abstain - 23,272


Item 5.   Other Information.

          None.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits furnished:

               (10)  1999 Equity Incentive Plan
               (27)  Financial Data Schedule.

          (b)  Reports on Form 8-K.

               None.


               VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Vivid Technologies, Inc.
                              (Registrant)


May 14, 1999                  /s/  S. David Ellenbogen
Date                          S. David Ellenbogen
                              Chief Executive Officer





May 14, 1999                  /s/  William J. Frain
Date                          William J. Frain
                              Chief Financial Officer and Treasurer
                              (Principal Financial and Chief Accounting
                              Officer)