Form 10-Q
period 1999-06-30
VIVID TECHNOLOGIES INC
filed 1999-08-09
CIK 1023813

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1999

                                  or

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

As of July 31, 1999, 9,935,516 shares of the registrant's Common Stock, $.01 par value, were outstanding.

               VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 INDEX




                                                          Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets
          June 30, 1999 and September 30, 1998             3

          Consolidated Condensed Statements of Operations
          Three and Nine Months Ended June 30, 1999
          and 1998                                         4

          Consolidated Condensed Statements of Cash Flows
          Nine Months Ended June 30, 1999
          and 1998                                         5

          Notes to Consolidated Condensed Financial
          Statements                                       6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations     9


PART II - OTHER INFORMATION                               14


SIGNATURES                                                15


                    PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

               VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS

                                ASSETS
                                     (unaudited)            (audited)
                                        June 30,        September 30,
                                           1999                 1998
   CURRENT ASSETS:
    Cash and cash equivalents       $ 7,749,052          $15,555,189
    Short-term investments            8,307,367           10,407,209
    Accounts receivable               7,507,773            7,316,863
    Inventories                      10,884,583            7,874,036
    Deferred tax asset                  606,790              606,790
    Other current assets              3,031,249            1,593,021
    Total current assets             38,086,814           43,353,108

   PROPERTY AND EQUIPMENT, at cost:
    Machinery and equipment           2,619,821            2,546,476
    Leasehold improvements              243,396              228,374
    Furniture and fixtures              117,326              129,479
                                      2,980,543            2,904,329
    Less - Accumulated depreciation
    and amortization                  1,769,406            1,488,893
                                      1,211,137            1,415,436

    Long-term investments             1,069,161                   --
    Other assets, net                   211,552            1,155,945
                                    $40,578,664          $45,924,489

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                        June 30,        September 30,
                                           1999                 1998
   CURRENT LIABILITIES:
    Accounts payable                    795,087              846,457
    Accrued expenses                  2,937,837            2,766,268
    Customer deposits                 3,309,589            3,411,864
    Total current liabilities         7,042,513            7,024,589

   STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value -
     Authorized - 1,000,000 shares           --                   --
   Common stock, $.01 par value -
     Authorized - 30,000,000 shares
     Issued - 9,972,316 and
     9,904,666 shares, respectively
     Outstanding - 9,877,316 and
     9,904,666 shares, respectively      99,723               99,047
    Capital in excess of par value   26,766,638           26,745,142
    Treasury stock                     (346,562)                  --
    Retained earnings                 7,016,352           12,055,711
    Total stockholders' equity       33,536,151           38,899,900
                                    $40,578,664          $45,924,489


   The accompanying notes are an integral part of these consolidated financial statements.


               VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (unaudited)


                               Three Months Ended          Nine Months Ended
                                     June 30,                   June 30,
                                1999         1998          1999         1998

 Revenues                $ 6,678,580  $10,707,283   $14,138,047  $29,853,534
 Cost of revenues          3,720,013    4,636,171     9,562,778   12,523,992
       Gross margin        2,958,567    6,071,112     4,575,269   17,329,542

Operating expenses:
 Research and development  1,373,413    1,363,042     5,309,747    4,170,473
 Restructuring and asset
   write down                     --           --     1,207,686           --
 Selling and marketing       863,247      983,536     3,061,031    3,337,709
 General and administrative  869,892      938,646     2,972,346    3,105,323

       Total operating
       expenses            3,106,552    3,285,224    12,550,810   10,613,505

Income (loss) from
operations                  (147,985)   2,785,888    (7,975,541)   6,716,037

Other income, net            264,098      365,147       829,949    1,041,446

Income (loss) before
provision (benefit) for
income taxes                 116,113    3,151,035    (7,145,592)   7,757,483
Provision (benefit) for
income taxes                  22,457      945,310    (2,106,233)   2,325,033

       Net income (loss)  $   93,656  $ 2,205,725   $(5,039,359) $ 5,432,450


NET INCOME (LOSS) PER SHARE
       Basic                $    .01     $    .23     $    (.51)    $    .57
       Diluted              $    .01     $    .22     $    (.51)    $    .53


WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
       Basic               9,878,468    9,688,197     9,901,186    9,614,952
       Diluted            10,110,974   10,132,223     9,901,186   10,251,710


       The accompanying notes are an integral part of these consolidated financial statements.



               VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                        Nine Months Ended
                                                            June 30,
                                                      1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $(5,039,359)      $5,432,450
  Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities-
     Depreciation and amortization                 462,769          546,520
     Gain on disposal of fixed assets                8,965               --
     Write down of assets related to
     restructuring                               1,080,050               --
     Changes in assets and liabilities-
        Accounts receivable                       (190,910)       2,953,963
        Inventories                             (3,086,480)      (2,231,483)
        Other current assets                    (1,477,117)        (527,363)
        Accounts payable                           (51,370)          49,913
        Accrued expenses                           171,569          262,310
        Customer deposits                         (102,275)       1,370,377
          Net cash provided by (used in)
          operating activities                  (8,224,158)       7,856,687

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net        (294,221)        (643,395)
  Purchases of investments                     (18,669,319)     (18,738,537)
  Maturity of investments                       19,700,000        9,629,000
  Increase in other assets                           5,951       (1,298,336)
     Net cash provided by (used in) in
     investing activities                          742,411      (11,051,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock purchase warrants     --           84,756
  Proceeds from exercise of stock options           22,172          214,364
  Purchase of treasury stock                      (346,562)              --
     Net cash provided by (used in)
     financing activities                         (324,390)         299,120

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                              (7,806,137)      (2,895,461)
CASH AND CASH EQUIVALENTS, beginning of period  15,555,189       11,571,630
CASH AND CASH EQUIVALENTS, end of period       $ 7,749,052      $ 8,676,169


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for -
     Income tax                                $     6,200      $ 1,764,584




   The accompanying notes are an integral part of these consolidated financial statements.


               VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)

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

      The consolidated balance sheet as of June 30, 1999, the consolidated statements of operations for the three months and nine months ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the nine months ended June 30, 1999 and 1998, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The results of operations for the nine months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1999.

(2)  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                      June 30,          September 30,
                                         1999                   1998

Raw materials                      $5,016,907             $4,061,775
Work-in-process                     2,137,468              1,440,435
Finished goods                      3,730,208              2,371,826
                                  $10,884,583             $7,874,036


      Finished goods consist of material, labor and manufacturing overhead.

(3)  Significant Customer and Concentration of Credit Risk

      In the nine months ended June 30, 1999, the Company had two customers who comprised 22% and 16% of revenues, respectively. These customers had amounts due to the Company of approximately $1,694,000 and $458,000, respectively, at June 30, 1999. Through July 30, 1999, the Company received payments of $472,000 against these receivable balances. In the nine months ended June 30, 1998, the Company had three customers who comprised 43%, 19% and 15% of revenues, respectively.


      As of June 30, 1999, the Company had approximately $1,433,000 of receivables denominated in foreign currencies. There are no outstanding forward foreign exchange contracts. The Company may be affected, for the foreseeable future, by economic conditions and currency volatility in the regions of the world where it does business. As a result, there are uncertainties that may affect future operations, including the recoverability of receivables. It is not possible to determine the future effect adverse economic conditions may have on the Company's liquidity and earnings. Related effects will be reported in the financial statements as they become known and estimable.

(4)  Earnings Per Share

     A reconciliation of basic and diluted weighted average shares outstanding is as follows:

                                                       Three Months Ended
                                                     June 30,       June 30,
                                                        1999           1998

Basic weighted average shares outstanding          9,878,468      9,688,197
Weighted average common equivalent shares            232,506        444,026
Diluted   weighted  average  shares  outstanding  10,110,974     10,132,223


                                                        Nine Months Ended
                                                     June 30,       June 30,
                                                        1999           1998

Basic weighted average shares outstanding          9,901,186      9,614,952
Weighted average common equivalent shares                 --        636,758
Diluted   weighted  average  shares  outstanding   9,901,186     10,251,710

       Common equivalent securities of approximately 901,000 and 1,199,000 for the three and nine months ended June 30, 1999, respectively, have been excluded from the weighted average number of common and dilutive potential common shares outstanding. Common equivalent securities of approximately 407,000 and 248,000 for the three and nine months ended June 30, 1998, respectively, have been excluded from the weighted average number of common and dilutive potential common shares outstanding.

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

     The total cash impact of the restructuring amounted to approximately $128,000, of which $48,000 has been paid as of June 30, 1999. As of June 30, 1999, approximately $80,000 of accrued restructuring costs remained, which is comprised of approximately $19,000 of severance-related costs and $61,000 of contractual termination costs. The accrued restructuring costs are expected to be paid by the end of fiscal 1999.

     During the second quarter of fiscal 1999, the Company also implemented a cost cutting plan to reduce operating costs. The cost cutting plan included a 10% workforce reduction, the cost of which has not been included in the restructuring, described above. The costs associated with the workforce reduction were paid by March 31, 1999 and are included in the accompanying statements of operations in cost of revenues, research and development, selling and marketing, and general and administrative expenses.

(6)  Comprehensive Income

      The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, effective October 1, 1998. SFAS No. 130 defines comprehensive income as the change in equity of a business enterprise from transactions and other economic events during a period from non-owner sources. During the three and nine month periods ended June 30, 1999 and 1998 there were no such transactions or events that would require separate disclosure in the Company's financial statements.



              PART I - FINANCIAL INFORMATION (Continued)


Item 2.        Management's Discussion and Analysis of Financial
          Condition and Results of Operations

               VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

      The Company's results of operations have and may continue to be subject to significant quarterly fluctuation due to several factors, known and unknown, including the overall demand for explosives detection systems, market acceptance of the Company's products, timing of the announcement, introduction, FAA certification or delivery of new products and product enhancements by the Company and its competitors, variations in component costs, timing of customer orders, adjustments of delivery schedules to accommodate customers' programs, economic conditions in the Company's targeted markets, the availability of components from suppliers, the timing and level of expenditures in anticipation of future sales, and pricing and other competitive conditions. Customers may also cancel or reschedule shipments and production difficulties could delay shipments. Relatively few system sales to relatively few customers comprise a significant portion of the Company's revenues in each quarter. Therefore, small variations in the number of systems sold could have a significant effect on the Company's results of operations. The Company is developing a next generation system that is intended to meet FAA certification standards. There can be no assurance that the Company will be able to develop such a system on a timely basis, if at all. In addition, even if the system is successfully developed, the anticipation of the next generation system may have an adverse impact on financial results during the transition period. Reference is made to the "Risk Factors" section of the Company's report on Form 10-K for the year ended September 30, 1998 for additional discussion of factors which may affect the Company's results of operations.

Results of Operations

      Revenues. Revenues for the third quarter of fiscal 1999 decreased 38% to $6,678,580 from $10,707,283 for the third quarter of fiscal 1998. Revenues for the current nine month period decreased 53% to $14,138,047 from $29,853,534 for the first nine months of fiscal 1998. This decrease in revenues was the result of a decrease in product sales and a decrease in revenue from an FAA development grant. The Company attributes the slowdown in product sales primarily to the extension by the European Civil Aviation Conference from 2000 to 2002 for all member states to implement 100% screening of international checked luggage and the lingering effects of the economic troubles in Asia. In addition, the Company believes that it will be difficult to complete significant sales of its checked baggage screening systems in the United States until such time as the Company has an FAA certified system. During the third quarter of fiscal 1999 the Company shipped 12 checked baggage systems and 44 APS hand baggage units, compared to 23 checked baggage systems and 9 APS hand baggage systems in the third quarter of fiscal 1998. Since inception the Company has shipped 277 checked baggage systems for airport security and 99 APS hand baggage systems for airport security and building protection.

The increase in revenues for the quarter ended June 30,1999 as compared to the quarter ended March 31, 1999 were a direct result of a high level of proposal activity experienced earlier in the year. The Company shipped checked baggage systems to various customers in Europe, including the New Athens International Airport. Also contributing to revenue during the quarter was the shipment of APS systems for installation at airports and high-security facilities worldwide.


     Gross Margin. Gross margin decreased as a percentage of sales to 44% in the current quarter from 57% in the third quarter of fiscal 1998. Gross margin for the nine months ended June 30, 1999 was 32% compared to 58% in the corresponding period in fiscal 1998. The decrease in gross margin as a percentage of sales is due to significant fixed manufacturing labor and overhead costs applied to a lower volume of shipments of the Company's checked baggage products. Also impacting margin was product mix of shipments for the first nine months of fiscal 1999 with the majority of sales coming from the Model APS which has a lower average margin.

      Research and Development Expenses. Research and development expenses increased 1% to $1,373,413 in the current quarter from $1,363,042 in the third quarter of fiscal 1998. For the current nine month period, research and development expenses increased 27% to $5,309,747 from $4,170,473 for the first nine months of fiscal 1998. The overall increase in research and development expenses for the first nine months of fiscal 1999 was primarily due to the addition of engineering personnel and consultants working on the development of new products, including the next generation system, and product feature changes to the Model APS. The increase is also due to the reduction in FAA grants for the next generation system that offset costs in previous quarters. At the end of the second quarter of fiscal 1999, the Company implemented a restructuring plan, including a workforce reduction, which reduced research and development expenses for the current fiscal quarter from approximately $2.0 million in the second fiscal quarter. See Restructuring and Asset Write Down below.

      Selling and Marketing Expenses. Selling and marketing expenses decreased 12% to $863,247 in the current quarter from $983,536 in the third quarter of fiscal 1998. For the current nine month period, selling and marketing expenses decreased 8% to $3,061,031 from $3,337,709 for the first nine months of fiscal 1998. The decrease in selling and marketing expenses in fiscal 1999 was primarily due to the decrease in commissions, public relations costs, trade show and travel related costs, and advertising costs, slightly offset by an increase in consulting and personnel related costs.

      General and Administrative Expenses. General and administrative expenses decreased 7% to $869,892 in the current quarter from $938,646 in the third quarter of fiscal 1998. For the current nine month period, general and administrative expenses decreased 4% to $2,972,346 from $3,105,323 for the first nine months of fiscal 1998. The decrease in general and administrative expenses in the third quarter of fiscal 1999 was primarily attributable to a decrease in personnel and related costs in connection with the restructuring, license fees and patent amortization charges, slightly offset by an increase in legal and administrative fees.

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

     The total cash impact of the restructuring amounted to approximately $128,000, of which $48,000 has been paid as of June 30, 1999. As of June 30, 1999, approximately $80,000 of accrued restructuring costs remained, which is comprised of approximately $19,000 of severance-related costs and $61,000 of contractual termination costs. The accrued restructuring costs are expected to be paid by the end of fiscal 1999.

     During the second quarter of fiscal 1999, the Company also implemented a cost cutting plan to reduce operating costs. The cost cutting plan included a 10% workforce reduction, the cost of which has not been included in the restructuring, described above. The costs associated with the workforce reduction were paid by March 31, 1999 and are included in the accompanying statements of operations in cost of revenues, research and development, selling and marketing, and general and administrative expenses.

      Other Income. The Company recognized net other income of $264,098 in the current quarter compared to $365,147 in the third quarter of fiscal 1998. Net other income decreased to $829,949 in the current nine month period from $1,041,446 in the comparable period in fiscal 1998. The decrease in fiscal 1999 was primarily attributable to a decrease in interest income attributable to lower average cash balances available for investments and a reduction in other income including gains on foreign exchange.

     Provision for Income Taxes. The Company's effective tax rate for the three and nine months ended June 30, 1999 and 1998 was 30%. During the third quarter of fiscal 1999 the Company had $22,457 of income tax expense. For the nine months ended June 30, 1999, the Company recognized a tax benefit of approximately $2,106,233, which represented the Company's net operating loss carry backs. The Company expects that its effective tax rate will continue to be slightly lower than the statutory tax rates primarily due to the use of research and development tax credits and the tax benefits associated with the Company's foreign sales corporation.

Liquidity and Capital Resources

      The Company has funded its operations and capital expenditures primarily through internally generated cash flows, proceeds from the sale of securities and the availability of a working capital line of
credit.   At June 30, 1999, the Company had working capital  of  $31.0 million including $16.1 million in cash and cash equivalents and short-
term  investments.   The Company also had $1.1  million  of  long-term
investments. The Company also has an unsecured $5.0 million bank line of credit which had an original expiration of February 28, 1999 and
has  been  extended  through  September  30,  1999.   The  Company  is
currently in negotiations with the bank to renew the credit facility. The Company's bank line of credit bears interest at the bank's prime rate (7.75% as of June 30, 1999). At June 30, 1999, the Company had no amounts outstanding under this line of credit.

     During the first nine months of fiscal 1999, the Company's net cash used in operating activities was approximately $8.2 million, including, net income (loss) adjusted for non-cash expenses including depreciation and amortization and write down of assets totaling $3.5 million, a $3.1 million increase of inventories and $1.5 million increase in other current assets. The increase in inventories in the first nine months of fiscal 1999 reflects increased inventory purchases associated with the production of the next generation system and the increased sales activity of the Model APS, and overall lower product sales of checked baggage units. The increase in other current assets relates to the Company's tax benefit.

      The Company's capital expenditures for the first nine months of fiscal 1999 were approximately $294,000. While the Company does not have any significant commitments for capital expenditures for the remainder of fiscal 1999, the Company anticipates that it will continue to purchase equipment to support its anticipated growth.

     During the first nine months of fiscal 1999, net cash provided by investing activities was approximately $742,000. Net cash provided by investing activities in the first nine months of fiscal 1999 was primarily attributable to the net decrease in investment balances of $1.0 million.

      During the first nine months of fiscal 1999, net cash used in financing activities was approximately $324,000. Net cash used in financing activities in the first nine months of fiscal 1999 was attributable to the purchase of treasury stock.

     The Company may be affected, for the foreseeable future, by economic conditions and currency volatility in the regions of the world where it does business. As a result, there are uncertainties that may affect future operations, including the recoverability of receivables. It is not possible to determine the future effect adverse economic conditions may have on the Company's liquidity and earnings.

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

     During the first nine months of fiscal 1999, sales of approximately $1,150,000 were denominated in foreign currencies. As of June 30, 1999, the Company had approximately $1,433,000 in accounts receivable denominated in foreign currencies which had been marked to market. The net gain (loss) was not material.

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









                              Vivid Technologies, Inc.
                              (Registrant)



August 9, 1999                /s/  S. David Ellenbogen
Date                          S. David Ellenbogen
                              Chief Executive Officer





August 9, 1999                /s/  William J. Frain
Date                          William J. Frain
                              Chief Financial Officer and Treasurer
                              (Principal Financial and Chief Accounting
                              Officer)