Form 10-K
period 1999-09-30
VIVID TECHNOLOGIES INC
filed 1999-12-28
CIK 1023813

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K
(Mark One)

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     September 30, 1999

                                 or

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

          Title of Each ClassName of Each Exchange on Which Registered
                  None                          None

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant as of November 30, 1999 was $49 million based on the price of $5.875 on that date on the Nasdaq National Market. As of November 30, 1999, 10,001,141 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company's Proxy Statement involving the election of directors, which may be filed within 120 days after the end of the Company's fiscal year, are incorporated by reference in Part III (Items 10, 11, 12 and 13) of this Report.


                               Part I

Item 1.  Business

     We have made forward-looking statements in this document, and in documents that are incorporated by reference, that are subject to risks and uncertainties. Forward-looking statements include statements of Vivid's plans, objectives, expectations and intentions. Also, when we use words such as "may," "will," "expects," "anticipates," "believes," "plans," "intends," "could," "estimates," "is being" or "goal" or other variations of these terms or comparable terminology, we are making forward-looking statements. These statements, which include statements relating to the anticipated growth of the market for explosives detection equipment, Vivid's ability to develop and market new products and the Company's ability to enter new markets, and other matters are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. You should note that many factors could affect the future financial results of Vivid, and could cause these results to differ materially from those expressed in our forward-looking statements. The cautionary statements in this report should be read as being applicable to all forward-looking statements wherever they appear in this report. The forward-looking statements contained in this report speak only as of the date of this report. Vivid expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement or reflect any change in Vivid's expectations or any change in events, conditions or circumstances on which any such statement is based. Factors that could cause or contribute to differences include those discussed in the risk factors set forth in Item 7 below (the "Risk Factors") as well as those discussed elsewhere in this report.

     Vivid is a leading developer, manufacturer and marketer of inspection systems that detect plastic and other explosives in airline baggage, hand baggage and parcels. Vivid's family of explosives detection systems identify suspect material by analyzing the physical characteristics of each item in a bag or parcel using patented software and proprietary X-ray technology. Vivid's systems can also be used to identify a wide variety of other substances, including drugs, currency and agricultural products.

     Vivid has sold systems for use in airports and high-security facilities throughout Europe, the Asia/Pacific region, the Middle East and North America. Examples of the airports using Vivid's systems are JFK International Airport in New York, London Heathrow and London Gatwick, Paris Charles de Gaulle and Paris Orly, Hong Kong International Airport at Chek Lap Kok, Malaysia's Kuala Lumpur International Airport, Malpensa Airport in Milan, King Khalid International Airport in Riyadh, Amsterdam Airport Schipol, the New Athens International Airport, Manchester Airport in the United Kingdom and Zurich Airport.

     Vivid was incorporated as a Massachusetts corporation in May 1989 under the name QDR Security, Inc. QDR Security, Inc. changed its name to Vivitech, Inc. in June 1989 and then to Vivid Technologies, Inc. in September 1989. In October 1996, Vivid reincorporated in the State of Delaware.

Recent Development; Proposed Merger with PerkinElmer, Inc.

     On October 4, 1999, Vivid and EG&G, Inc., now known as PerkinElmer, Inc. entered into a merger agreement for PerkinElmer to acquire Vivid. Under the merger agreement, if the transaction is completed, Vivid will become a wholly owned subsidiary of PerkinElmer through the merger of a wholly owned acquisition subsidiary of PerkinElmer into Vivid, with Vivid being the corporation surviving the merger.

     In connection with the merger and subject to limitations described below, PerkinElmer has agreed to issue a fixed ratio of
0.1613 shares of PerkinElmer common stock in exchange for each share of Vivid common stock, or one share of PerkinElmer common stock in exchange for each 6.2 shares of Vivid common stock. As of October 4, 1999, Vivid had 10,050,316 shares outstanding. The merger is intended to qualify as a tax free reorganization by which the stockholders of Vivid will not recognize gain or loss on their receipt of PerkinElmer shares.

     If the market value, defined below, of PerkinElmer's common stock is greater than $46.49 (which corresponds to $7.50 per Vivid share), PerkinElmer has the right to notify Vivid that PerkinElmer desires to terminate the merger agreement. Upon receipt of that notice, Vivid may either accept the termination or agree to adjust the exchange ratio to a value of $7.50 per Vivid share based upon the then market value of PerkinElmer's common stock. Conversely, if the market value of PerkinElmer's common stock is less than $30.99 (which corresponds to $5.00 per Vivid share), Vivid has the right to notify PerkinElmer that Vivid desires to terminate the merger agreement. Upon receipt of that notice, PerkinElmer may either accept the termination or agree to adjust the exchange ratio to a value of $5.00 per Vivid share based upon the then market value of PerkinElmer common stock.

     For purposes of the foregoing calculations, the market value of the PerkinElmer common stock will be the weighted average selling prices of the PerkinElmer common stock as reported by the New York Stock Exchange for the five consecutive trading days ending on the third trading day prior to the date of the Vivid shareholder meeting called to consider and act upon the proposed merger, so long as the merger is consummated within five business days of the meeting. If the merger is consummated more than five business days after the meeting, the market value of PerkinElmer's common stock will be equal to the weighted average selling prices of the PerkinElmer common stock for the five consecutive trading days ending on the date of the merger.

     In addition to the foregoing, the consummation of the merger is subject to customary closing conditions, including approval by the stockholders of Vivid. Vivid and PerkinElmer have prepared and filed a proxy statement/prospectus that has been mailed to Vivid stockholders for a special meeting of Vivid's stockholders schedule to be held on January 13, 2000 to vote on the merger. A more detailed description of the terms and conditions of the merger agreement and the merger, and the risks associated with the merger, are set forth in the proxy statement/prospectus. Vivid cannot assure that the merger will be approved by its stockholders, or that even if approved, the merger will be completed.

     Simultaneously with the execution of the merger agreement, Vivid has granted PerkinElmer the option to purchase up to 2,000,012 shares (approximately 19.9%) of its common stock for a cash purchase price of $6.25 per share. This Option Agreement is only exercisable in certain circumstances where Vivid has received proposals for an alternative transaction.

     Stockholders of Vivid holding a total of 1,303,000 shares, consisting of S. David Ellenbogen and Jay A. Stein (both officers and directors of Vivid) and trusts created by them, have agreed to vote their Vivid shares in favor of the merger, have granted PerkinElmer a proxy to so vote their shares, and have granted PerkinElmer an option to purchase their Vivid shares for $6.25 per share in certain circumstances where the merger does not take place and Vivid enters into an alternative transaction.

     In connection with the proposed merger, Vivid has amended its Rights Agreement, dated as of October 13, 1998, (a) to exclude PerkinElmer's acquisition of Vivid stock in connection with the merger agreement and the related options and proxies from the definition of "Acquiring Person" and (b) to cause the Rights Agreement to expire immediately prior to the consummation of the merger.

Industry Background

     Checked Baggage Explosives Detection. During the 1970s and 1980s, in response to hijackings and bombings, airports, governmental agencies and private companies worldwide began to install X-ray systems to screen carry-on and checked baggage. In the late 1980s, many countries began to install systems that could detect plastic and other explosives in airline baggage.

     Europe, led by the United Kingdom, has been at the forefront of deploying explosives detection equipment. The United Kingdom's commercial airports have substantially achieved 100% screening of international checked baggage in response to a mandate from the United Kingdom Department of the Environment, Transport and the Regions. The European Civil Aviation Conference, an organization of 37 member states, has resolved to implement 100% screening of international checked baggage by the end of 2002, an extension from its prior target date of 2000.

     The United Kingdom and Europe have generally adopted a multi-level checked baggage screening approach that integrates the explosives detection equipment directly into the airport baggage handling systems. Airports in Europe and elsewhere deploying explosives detection equipment, including smaller airports, have implemented freestanding systems in addition to or as an alternative to integrated systems.

  There are three levels of screening under the integrated approach:

      Level 1 inspection equipment is integrated into the existing airport checked baggage handling system to screen rapidly all baggage on a conveyor line. These inspection systems are often required to inspect baggage during peak periods at the rate of 900 to 1,500 bags per hour, or 2.4 to 4.0 seconds per bag, in order to avoid delays in the baggage handling process. No operator is used to review X-ray images of the contents of a bag at this level. Bags determined to be suspect by the Level 1 system are rejected and subjected to Level 2 inspection.

      In Level 2 inspection, X-ray images of the contents of bags rejected at Level 1 are reviewed by an operator. Level 2 inspection systems are often required to process baggage at the rate of 180 to 360 bags per hour, or 10 to 20 seconds per bag, typically as the suspect bag continues to travel along a conveyor line. If the operator continues to believe that the bag is suspect, the bag is forwarded for Level 3 inspection.

      In Level 3 inspection, bags are subjected to close operator scrutiny. Level 3 systems can be slower to accommodate the greater precision required for the operator to fully inspect the bag in order to avoid the undesirable and expensive final inspection process, which requires the bag to be inspected by hand in the presence of the passenger.

  Under the Aviation Security Improvement Act of 1990, the FAA was directed to develop a standard for explosives detection systems and to certify equipment that meet this standard under realistic airport operating conditions. As a result of the stringent requirements adopted by the FAA, only two systems have been certified by the FAA. These systems do not meet the through-put requirements for 100% screening of checked baggage similar to that being adopted in Europe and the Asia/Pacific region. As a result, there has been only limited use of explosives detection systems for checked baggage in the United States.

  In the Asia/Pacific region, two major new airports in Malaysia and Hong Kong purchased integrated systems and commenced operations in 1998 with 100% checked baggage screening in place. Other countries in the region are also planning to implement these systems at existing airports.

  Several advanced explosives detection systems have been developed for checked baggage screening, each with its own inherent advantages and limitations. These systems include dual energy X-ray, trace detection and CT systems. Dual energy X-ray systems measure the X-ray absorption properties of a bag's contents at two different X-ray energies to determine if any of the items have the physical characteristics of explosive materials. Trace detection equipment, known as "sniffers," detects particulate and chemical traces of explosive materials, collected by manually wiping or vacuuming the bag under inspection. CT systems use hundreds of partial X-ray images, referred to as slices, to analyze the contents of a bag.

  Handbag Explosives Detection. There are currently no requirements for the use of explosives detection systems to screen airplane carry-on items. However, as the global implementation of hand baggage systems continues, Vivid believes regulators will shift their focus to the detection of explosives in carry-on items. Selected airports have recently begun to purchase explosives detection equipment for carry-on items. Similarly, a number of governmental agencies and private sector organizations in the United States and abroad are interested in using advanced explosives detection equipment to enhance facility security. Recent terrorist attacks, including the August 1998 bombings of two United States embassies in Africa, have spurred the requests for additional funding to upgrade security at domestic and international facilities. These upgrades may include the purchase of handbag explosives detection systems.

Products

     Vivid develops, manufactures and markets a family of systems that can detect explosives and other contraband in airline baggage and other parcels. Vivid's product line includes Level 1 and Level 2 integrated explosives detection systems for checked baggage, freestanding explosives detection systems for Level 3, terminal and baggage hall inspection of checked baggage, and an explosives detection system for carry-on baggage, hand baggage and parcels.

     Vivid's systems use dual energy X-ray technology. These systems generate X-ray beams at two different energy levels which pass through the inspected bag and its contents. A portion of the beam is absorbed or scattered. The beam that passes through the bag without being absorbed or scattered is referred to as the transmitted beam. The transmitted beam contains information regarding the X-ray absorption properties of the objects within the bag at each of the two levels of energy. This information can be used to analyze the physical characteristics of the objects within the bag. The transmitted beam also contains information that can be used to make high quality images of the contents of a bag.

Product Features

  The following is a description of some of the features of Vivid's checked baggage explosives detection systems:

      Proprietary Quality Power Supply. Each of Vivid's checked baggage explosives detection systems uses a proprietary power supply that generates alternating high and low X-ray energy pulses at film safe levels of exposure. The power supply is driven by an X-ray controller that maintains a stable, repeatable fan-shaped X-ray beam.

      High Resolution Detector. Vivid's checked baggage explosives detection systems incorporate a high resolution detector array that collects data from the transmitted X-ray beam consisting of more than one million pixels of information per bag.

      Composition Analysis Technology. The detection systems use
     Vivid's patented software to identify and separate the individual objects within a bag, including objects between other items or within a container. These programs also analyze the physical characteristics of each of those objects to determine whether they match those of a targeted item, such as explosives or other contraband. Additional programs detect materials such as lead that could be used to shield an explosive device from this analysis.

      Scatter Detection Enhancement Technology. Vivid has developed proprietary scatter detection enhancement technology to increase its systems' ability to detect configurations that are not readily detected by X-ray absorption analysis techniques. Vivid's scatter detection enhancement technology, which includes a combination of additional detectors and software, measures and analyzes the X-ray that are scattered by a bag. If the scatter levels indicate the possible presence of a suspect material, the affected area is further analyzed to determine if a threat is present. Vivid has incorporated scatter detection enhancement technology in most of its checked baggage inspection products, either as an option or a standard feature. Vivid also offers this technology as an upgrade for existing systems.

      Computer-Generated Decisions Regarding the Contents of Baggage. Vivid's composition and scatter detection analysis techniques result in a computer-generated decision regarding the contents of the baggage screened. Any bag that is determined to contain a suspect object will cause the system to reject the bag. In the case of an operator- attended system, such as a Level 2 or Level 3 system, an image of the rejected bag is presented to an operator for detailed inspection. The bag image is presented in high-resolution gray scale, with the suspect object highlighted in color. The system can be programmed to sound an alarm, as well as require the operator to acknowledge the alarm by pressing a button to either reject or clear the bag.

      Integration with Airport Baggage Handling Systems. Vivid has integrated its products into a wide range of airport baggage handling systems. These products make use of control software developed by Vivid to facilitate communication between the explosives detection system and the airport baggage handling system. If no suspect object is detected by the system, a "clear" status is sent to the baggage handling system, allowing the bag to continue directly to the aircraft. If a suspect object is detected, a "reject" message is sent to the baggage handling system, requiring the next level of inspection.

  Vivid's explosives detection systems are offered in a variety of configurations depending on the application or installation requirements. The following describes Vivid's primary product offerings:

Product Models

  Integrated Checked Baggage Inspection Systems. These systems are designed to be integrated into an airport's checked baggage handling equipment.

      VIS-M. The VIS-M is a single system alternative to separate
     Level 1 and Level 2 systems. This model allows several X-ray system mainframes to be interconnected with multiple remote Level 2 operator workstations. The X-ray system mainframes transmit images of rejected bags to the Level 2 workstations for operator inspection. During off-peak periods, workstations can be switched off, which reduces staffing requirements and operating costs. The efficiency gained by the additional workstations combined with enhanced baggage control software allows an operator to review images of the contents of a bag while the bag continues to the aircraft. This process eliminates the need and associated costs of a secondary conveyor system to hold the bags while Level 2 inspection is taking place.

      MVT. The MVT is Vivid's most recently introduced system for integrated screening of checked baggage. This system gathers significantly more data than the VIS-M, by obtaining three different views of each bag. This multi-view technique is designed to provide better measurements of the physical characteristics of each item inside a bag. The system also incorporates the multiple workstation capability of the VIS-M. Vivid is working with the FAA to further enhance the MVT to obtain FAA certification.

  Freestanding Checked Baggage Inspection Systems. These systems are intended to be installed in an airport terminal, such as in front of airline check-in counters or in a baggage handling hall.

      H-1. The H-1 is an operator-attended system that inspects bags in the upright position, as they tend to be carried by a passenger.

      VDS-II. The VDS-II is an operator-attended system that is designed to serve as either a standalone or Level 3 inspection system. When used for Level 2 inspection, the VDS-II can be integrated into an airport's baggage handling system. The VDS-II combines Vivid's scatter detection enhancement technology with a high-resolution image to enhance detection capability. Vivid also offers a version of the VDS-II system to handle oversized baggage.

  Handbag Inspection System; APS. Vivid offers its APS system to inspect carry-on baggage, hand baggage and parcels, for explosives or contraband material. The APS system is similar in configuration to conventional X-ray systems used to screen for concealed weapons. While an operator is required to inspect the X-ray image of each bag for weapons, the APS automatically alerts the operator to the presence of suspect explosive materials. The APS system incorporates an advanced proprietary operator interface that allows the operator to view the contents of a bag using various imaging modes and magnifications to determine whether the bag should be cleared or rejected for further inspection. The United States General Services Administration has approved Vivid's APS systems for building protection.

Other Products and Applications

     Vivid is exploring opportunities with various governmental authorities and agencies in the United States and internationally to use its equipment for the detection of illicit drugs, the illegal export of currency and detection of agricultural products.


Marketing and Sales

     Vivid sells and markets its products through its direct sales force as well as independent sales representatives and distributors. As of September 30, 1999, Vivid had a 12 person marketing and sales staff. Two members of this staff are located in the United Kingdom and one in Switzerland. Vivid also has a director of business development for the United States based in New Jersey with a primary focus on the non-aviation applications for Vivid's systems. The remainder of the marketing and sales staff is headquartered at Vivid's offices in Woburn, Massachusetts. The selling process for Vivid's products often involves a team comprised of individuals from sales and marketing, engineering, operations and senior management.

     In the United States, Vivid works actively with the FAA, other government agencies, airlines, airport operators and congressional committees to promote its products for deployment in United States airports. Vivid believes that its sales of checked baggage systems in the United States will be limited until it is able to obtain FAA certification for a system. Vivid also works with United States and foreign governmental agencies to promote its products for non-aviation applications. Vivid markets its products through participation in trade shows, publication of articles and advertising in trade journals, participation in industry forums and standard setting organizations, and distribution of sales literature. Vivid benefits from customer referrals and the use of certain customer installations as demonstration sites for its systems.

     In 1997, Vivid entered into an arrangement with Gilardoni S.p.A, an Italian-based manufacturer of X-ray equipment, for the manufacture and sale of the APS carry-on baggage explosives detection system. Under this arrangement, Vivid has the exclusive right to manufacture and sell this system in the United States, the United Kingdom, other designated European countries and Mexico. Vivid has agreed not to sell any competitive X-ray-based system within its territory unless manufactured by Gilardoni or Vivid.

     International sales account for a large percentage of Vivid's revenues. International sales accounted for 78% of Vivid's revenues in fiscal 1998 and 73% of Vivid's revenues in the first nine months of fiscal 1999. See Note 6 to Vivid's consolidated financial statements.

     In fiscal 1999, Vivid's sales to a United States government agency accounted for 16% of revenues, sales to Manchester Airport, UK accounted for 16% of revenues, sales to Hochtief A.G. (the new Athens International Airport) accounted for 11% of revenues and sales to the BAA accounted for 13% of revenues. In fiscal 1998, Vivid's sales to the BAA accounted for 42% of revenues, sales to Airport Authority Hong Kong accounted for 12% of revenues and sales to the FAA, including research and development funding, accounted for 16% of revenues.

Customer Service Support

     Vivid provides customer support to assist in the installation and integration of Vivid's products into its customers' facilities. Vivid offers a number of customer support services, including applications, support, training, systems preventative and corrective maintenance, and upgrades. Vivid generally provides one-year parts warranty and offers primary and back-up service contracts to its customers. As of September 30, 1999, Vivid's customer support staff included six support engineers at its headquarters in Massachusetts, one support engineer in New York, nine support engineers operating out of Vivid's offices in the United Kingdom and one support engineer in the Asia-Pacific region.

Regulation

     The explosives detection systems manufactured and marketed by Vivid for use in airports are subject to regulation by the FAA, corresponding foreign governmental authorities and the United Nations International Civil Aviation Organization, an organization that establishes standard practices for the aviation industry on a worldwide basis. Sales of Vivid's explosives detection systems for use in airports have been and will continue to be dependent upon governmental initiatives to require or support the screening of baggage with advanced explosives detection systems.

Research and Development

     Vivid's research and development efforts are focused on developing new products for the explosives and contraband detection system market and further enhancing the functionality, reliability and performance of its existing product line. Vivid's research and development personnel are involved in establishing protocols, monitoring and interpreting and submitting test data to the FAA and other domestic and foreign regulatory agencies to obtain the requisite certifications, clearances and approvals for its products. During fiscal 1999, Vivid focused its research and development personnel on the enhancement of its products, particularly efforts to enhance its recently introduced MVT system, with a goal of obtaining FAA certification of that system.

     At September 30, 1999, Vivid had 42 employees engaged in research and development and engineering. Vivid's research and development expenses were approximately $4.4 million in fiscal 1997, $5.9 million in fiscal 1998 and $6.3 million in fiscal 1999. In addition, during each of these periods, a portion of Vivid's research and development expenses related to work performed under Vivid's FAA research and development grants were included under costs of goods sold.

Intellectual Property

     Vivid relies upon a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain and protect its proprietary technology. Due to the rapid technological change that characterizes the explosives detection system industry, Vivid believes that to maintain a competitive advantage it must continue to improve existing technology, rely upon trade secrets and unpatented proprietary know-how and develop new products.

     Vivid has obtained seven patents and has pending two patent applications in the United States. In addition, Vivid has pending patent applications in foreign countries that correspond to the subject matter of several of its United States patents and patent applications. Vivid's patents have expiration dates ranging from 2011 to 2015.

     Vivid has an exclusive perpetual license to use patents and technology developed by Hologic, Inc. for the development, manufacture and sale of X-ray screening security systems for explosives, drugs, currency and other contraband. Vivid also has a nonexclusive license to use this technology for the development, manufacture and sale of X-ray-based products for process control applications in the food and beverage industries. Hologic and Vivid have also each granted to the other a non-exclusive, royalty-free license to use any unpatented technology developed by the other in connection with research and development activities. In addition, Hologic and Vivid each have the right to obtain from the other an exclusive license, on commercially reasonable terms to be negotiated, for any patented new developments. Vivid and Hologic have agreed that upon completion of the proposed merger with PerkinElmer, these arrangements will terminate, other than Vivid's exclusive license to Hologic's existing patents and technology for the development, manufacture and sale of X-ray screening security systems for explosives, drugs, currency and other contraband.

     In 1996, Vivid and PerkinElmer settled a patent infringement dispute. As part of the settlement, Vivid and PerkinElmer granted each other broad rights to use each other's then existing X-ray technology for an unlimited period of time.

Competition

     The markets for Vivid's products are highly competitive. Some of Vivid's competitors have substantially greater manufacturing, marketing and financial resources than Vivid. Competitors may develop superior products or products of similar quality for sale at the same or lower prices. In addition, Vivid's products may be rendered obsolete by new industry standards or changing technology.

     While several of Vivid's competitors currently market checked baggage explosives detection products that use dual energy X-ray technology, Vivid believes that it is able to compete favorably with these products based upon the overall cost effectiveness of Vivid's systems as measured by a combination of factors including effective explosives detection, throughput, low cost of operation, installation and integration, price, reliability, and their proven operation in a variety of airports.

     Vivid's systems also compete with systems employing other technologies including CT scanner technology and trace detection technology. A product based upon CT scanner technology currently detects a wider range of explosives than does Vivid's systems. In 1994, the FAA first certified this CT-based system and a new model was certified in April 1998. In November 1998, the FAA certified a new CT-based system developed by another company. This certification does not apply to the commercial production model of this system, which Vivid believes is still under development. CT systems operate at a significantly lower throughput rate and significantly higher expense than Vivid's systems. None of Vivid's products have been certified by the FAA. Products based upon trace detection technology have lower throughput rates than those based on dual energy X-ray or CT technology and generally have been installed as Level 3 or stand-alone systems.

     Vivid's APS system is intended to detect explosives in carry-on bags and personal effects at airports and other high-security installations. This system competes with conventional X-ray systems, which are lower in price, as well as advanced explosives detection systems adapted by Vivid's competitors for this use. Some of these newer systems are less expensive than the APS. The APS system competes on the basis of detection capabilities, ease of use, price, expense of operation and reliability.

Manufacturing

     Vivid's manufacturing operations consist primarily of assembly, test and quality control. Vivid has adopted quality assurance procedures that include standard design practices, component selection procedures, vendor control procedures, and comprehensive reliability testing and analysis. As a result of these efforts, Vivid has received ISO 9001 certification.

     Vivid purchases a major portion of the parts and peripheral components for its products. Most parts and materials are readily available from several supply sources.

     In 1997, Vivid entered into an agreement with Gilardoni S.p.A., which requires Vivid to purchase two key components for its APS system from Gilardoni. Vivid has experienced delays and other difficulties in obtaining these components from Gilardoni.

Backlog

     Backlog for Vivid's products totaled approximately $4.0 million as of September 30, 1998 and September 30, 1999. Backlog consists of purchase orders for which a customer has scheduled delivery within the next twelve months. In certain circumstances, orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of Vivid's revenues for any future period.

Employees

     As of September 30, 1999, Vivid had 108 full-time employees, including 28 in manufacturing operations and quality assurance, 34 in research, development and engineering, 31 in marketing, sales and customer support, and 15 in finance and administration and information systems. None of Vivid's employees is represented by a union. Vivid considers its employee relations to be good.

Executive Officers of the Registrant

   The current executive officers of Vivid and their ages are as follows:

Name                    Age               Position
S. David Ellenbogen      61     Chairman of the Board and Chief
                                Executive Officer

Dr. Jay A. Stein         57     Senior Vice President, Technical
                                Director and Director

Herbert Janisch          60     President and Chief Operating Officer

William J. Frain         33     Chief Financial Officer and Treasurer

Daniel J. Silva          47     Vice President of Operations


  S. David Ellenbogen, a co-founder of Vivid, has served as its Chief Executive Officer and a director since its organization in June 1989 and served as its President from June 1989 until February 1997. Mr. Ellenbogen was also a co-founder of Hologic, a developer, manufacturer and seller of X-ray and other bone densitometers, served as its President from October 1985 until May 1994, and is currently its Chairman of the Board and Chief Executive Officer. Prior to founding Hologic, Mr. Ellenbogen served as President, Treasurer and a director of Diagnostic Technology, Inc. ("DTI"), which he co-founded in 1981. DTI, which developed an X-ray product for digital angiography, was acquired in 1982 by Advanced Technology
Laboratories, Inc. ("ATL"), a wholly-owned subsidiary of Squibb Corporation. Mr. Ellenbogen was involved in the management of the digital angiography group of ATL from 1982 to 1985. Mr. Ellenbogen is employed by Hologic and performs part-time management services for the Company pursuant to a management agreement between the Company
and  Hologic.   See  "Item  13.  Certain  Relationships  and  Related
Transactions."

   Dr. Jay A. Stein, a co-founder of Vivid and Hologic, has served as Senior Vice President, Technical Director and a director for both companies since their organization. Dr. Stein co-founded DTI with Mr. Ellenbogen in 1981, served as Vice President and Technical Director of DTI and was Technical Director of the digital angiography group of its successor, ATL, from 1982 to 1985. Dr. Stein received a Ph.D. in Physics from The Massachusetts Institute of Technology. He is the principal author of fifteen patents pertaining to X-ray technology. Dr. Stein is employed by Hologic and performs part-time management services for the Company pursuant to a management agreement between the Company and Hologic. See "Item 13. Certain Relationships and Related Transactions."

   Herbert Janisch joined Vivid as President and Chief Operating Officer in June 1999. Previously, Mr. Janisch was President and Chief Executive Officer of Elin Energieanwendung, an electrical engineering and manufacturing company in Vienna, Austria. Prior to that, he held positions of increasing responsibility at Klockner Moeller GmbH including acting as the company's Director of Marketing and Sales and serving as President of various international subsidiaries.

   William J. Frain, a Certified Public Accountant, has served as Chief Financial Officer and Treasurer since October 1996. Prior to that, Mr. Frain served as Controller from August 1993 until October 1996. Prior to joining the Company, Mr. Frain served as an auditor at Arthur Andersen LLP from September 1988 to August 1993.

   Daniel J. Silva has served as Vice President of Operations since April 1994. Prior to that, Mr. Silva served as Vivid's Director of Operations from June 1992 to April 1994. Mr. Silva was hired as an Operations Manager in June 1991. Prior to joining Vivid, Mr. Silva held positions in manufacturing, project management and program management at AS&E.

Significant Employees

   Certain key employees of the Company who are not also executive officers or directors are as follows:

     Name               Age         Position

Kristoph D. Krug        46      Chief Technical Officer

Jeremy M. Attree        40      Director of Operations, Europe

   Kristoph D. Krug joined Vivid in July 1989 as a Project Engineer, was promoted to Director of Research and Development Engineering in 1992 and became Chief Technical Officer in January 1997. Mr. Krug is the author of two of Vivid's patents for X-ray screening. Prior to joining Vivid, Mr. Krug was Engineering Manager at Teradyne, Inc., a manufacturer of automated test equipment.

  Jeremy M. Attree has served as Director of Operations, Europe since joining Vivid in October 1993. From September 1991 to October 1993, Mr. Attree served as Marketing Manager for EA Technology Ltd, a primary research and development center for the electricity industry in the United Kingdom. Prior to joining EA Technology, Mr. Attree served as Marketing Director and Development Manager for Schlumberger Industries, Security Division, where he was engaged primarily in the development of new products in the airport security field.

Item 2. Properties

     Vivid leases its administrative headquarters and manufacturing facility located in Woburn, Massachusetts. The facility consists of approximately 43,000 square feet, including 21,000 square feet dedicated to Vivid's manufacturing operations. In July 1998, Vivid entered into a five-year lease agreement for approximately 18,500 square feet of additional space in a building next to its existing location in Woburn, Massachusetts. Vivid subleases approximately 10,000 square feet of this new facility to a third party. This sublease expires in December 1999, at which time the entire facility will be available for use by Vivid. Vivid has two offices in the United Kingdom, leasing approximately 1,000 square feet of space for sales and service. Vivid believes that its facilities will be adequate for its needs for the foreseeable future and that suitable additional space will be available at commercially reasonable prices as needed.

Item 3.  Legal Proceedings

     In May 1996, Vivid commenced an action in the United States District Court for the District of Massachusetts against American Science & Engineering seeking a declaration that Vivid does not infringe American Science & Engineering patents related to back scattered X-rays. American Science & Engineering filed a counterclaim alleging that Vivid is infringing on one or more of eight American Science & Engineering patents. In April 1997, the court dismissed American Science & Engineering's counterclaim on summary judgment without granting leave to file an amended counterclaim. In April 1998, American Science & Engineering filed a motion in the Federal Court of Appeals for the First Circuit to appeal this decision. The Court of Appeals heard oral arguments for this appeal in early 1999, but no decision has been announced.

     In January 1999, Vivid filed suit in the Superior Court for the State of California, County of San Diego, against InVision Technologies, Inc., Quantum Magnetics, Inc., ESI International, Inc., and two private investigators whom they had hired. The complaint alleges that the activities of InVision, Quantum and their agents were designed to determine whether Vivid was in development of quadrupole resonance technology and what kind of competitive threat Vivid posed to those companies. Specifically, the complaint alleges that the acts of InVision and Quantum constituted a misappropriation of trade secrets, indicated an attempt to induce breaches of contracts of Vivid's employees, interfered with contractual relations and constituted defamation. That lawsuit has been stayed by the state court judge pending final outcome of a criminal investigation of a former officer and director of Quantum who is also a former employee of Vivid. The criminal investigation is ongoing.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.


                               Part II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

Market Information - Vivid's Common Stock is quoted on the Nasdaq National Market under the symbol "VVID." The following table sets forth, for the periods indicated, the high and low sales prices per share of Common Stock, as reported on the Nasdaq National Market.

Fiscal 1999                             High      Low
Quarter ended December 31, 1998         9.125     3.875
Quarter ended March 31, 1999            6.25      3.375
Quarter ended June 30, 1999             4.50      1.875
Quarter ended September 30, 1999        6.6875    2.4375

Fiscal 1998                             High      Low
Quarter ended December 31, 1997         16.50     10.375
Quarter ended March 31, 1998            16.375    12.00
Quarter ended June 30, 1998             15.75     10.50
Quarter ended September 30, 1998        12.00     6.875


Number of Holders - As of November 30, 1999, there were approximately 186 holders of record of Vivid's Common Stock, including multiple beneficial holders at depositaries, banks and brokers listed as a single holder in the street name of each respective depositary, bank or broker.

Dividend Policy - Vivid has never declared or paid cash dividends on its capital stock and does not plan to pay any cash dividends in the foreseeable future. Vivid's current policy is to retain all of its earnings to finance future growth. Vivid's bank line of credit, which expires February 29, 2000, prohibits the payment of cash dividends without prior bank approval.

Recent Sales of Unregistered Securities - None.

Use of Proceeds of Initial Public Offering - On December 10, 1996, the Securities and Exchange Commission declared effective Vivid's Registration Statement on Form S-1, Commission file number 333-14311, relating to the initial public offering of Vivid's Common Stock, $.01 par value. The offering commenced on December 11, 1996 and all shares covered by the Registration Statement were sold. The managing underwriters for the offering were Lehman Brothers Inc., Cowen & Company and Needham & Company. The following sets forth certain information regarding the offering and Vivid's application of the net proceeds therefrom through September 30, 1999:

                INFORMATION RELATING TO THE OFFERING

          Number of shares registered         2,300,000
          Number of shares sold by Vivid      2,300,000

          Aggregate price of the offering
          amount registered and sold        $27,600,000
          Offering Expenses:
               Underwriting discounts
               and commissions               $1,932,000
               Finders' fees                          -
               Expenses paid to or for
                underwriters                          -
               Other expenses                  $845,000
                    Total expenses           $2,777,000     (1)
          Net offering proceeds             $24,823,000
          -------------------------
            (1)    No such expenses were paid directly
            or indirectly to directors, officers,
            general partners of Vivid or their
            associates; to persons owning ten percent or more of any class of equity securities of Vivid, or to affiliates of Vivid.

                           USE OF PROCEEDS

                Category                         Amount
          Construction of plant,
           building and facilities              $63,300
          Purchase and installation of
           machinery and equipment           $1,160,000
          Purchase of real estate                     -
          Acquisition of technology/license  $1,750,000
          Repayment of indebtedness                   -
          Redemption of redeemable
           preferred stock (1)               $5,780,650
          Working capital                    $6,912,109
          Temporary investments, net of:     $8,073,323
               Notes, drafts, bills of
               exchange or bankers'
               acceptances which mature
               not later than one year
               from the date of issuance
          Long-term investments              $1,083,618
               Investment-grade commercial
               paper, with an average
               maturity period of 15 months
                    Total investments        $9,156,941
                    Total                   $24,823,000
          -----------------------
            (1)Of this amount, approximately $900,000 was paid to Beta Partners Limited Partnership. Frank Kenny, a director of Vivid, is a general partner of this partnership. No other proceeds of the offering were paid directly or indirectly to directors, officers, general partners of Vivid or their associates; to persons owning ten percent or more of any class of equity securities of Vivid; or to affiliates of Vivid.


Item 6.  Selected Financial Data

The following table contains certain selected consolidated financial data of Vivid and is qualified in its entirety by the more detailed Consolidated Financial Statements included herein. This data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements appearing elsewhere herein.

                                  Year ended September 30,
                            1995       1996       1997       1998       1999
                                 (in thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues                 $14,437    $15,578    $31,702    $38,718    $21,185
Cost of revenues           6,129      6,899     13,203     16,361     13,393
  Gross margin             8,308      8,679     18,499     22,357      7,792

Operating expenses:
  Research and development 3,653      3,462      4,390      5,859      6,336
  Selling and marketing    1,077      1,395      3,556      4,335      3,729
  General and
   administrative          1,120      1,515      2,929      3,952      4,060
  Restructuring and
   asset write-down            -          -          -          -      1,208
  Litigation expenses        309      1,150        427        220          -
     Total operating
       expenses            6,159      7,522     11,302     14,366     15,333

Income (loss) from
  operations               2,149      1,157      7,197      7,991    (7,541)
Interest and other
income (expense), net        (45)         8        862      1,477       978

Income (loss) before
 provision for
 income taxes              2,104      1,165      8,059      9,468    (6,563)
Provision (benefit) for
 income taxes                 90          -      2,193      2,838    (1,931)

  Net income (loss)      $ 2,014    $ 1,165    $ 5,866    $ 6,630   $(4,632)

Net income (loss) per share
     Basic                $ 1.21     $ 0.69     $ 0.78     $ 0.68    $(0.47)
     Diluted              $ 0.28     $ 0.15     $ 0.60     $ 0.65    $(0.47)

Weighted average number of shares outstanding
     Basic                 1,663      1,682      7,548      9,685     9,911
     Diluted               7,127      7,869      9,838     10,251     9,911


(Dollars in thousands)
                                       September 30,
                            1995       1996       1997       1998      1999
Consolidated Balance Sheet Data:
Working capital          $ 3,968   $ (1,037)  $ 29,297   $ 36,329  $ 31,769
Total assets               7,740     11,963     37,457     45,924    42,349
Redeemable preferred
 stock, including
 current portion           5,781      5,781          -          -         -
Stockholders' equity
 (deficit)                (1,045)       177     31,711     38,900    34,175


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with "Item 1. Business," "Item 6. Selected Financial Data," the Company's Consolidated Financial Statements and Notes and the information described under the caption "Risk Factors" below.

Recent Development

     On October 4, 1999, Vivid executed a merger agreement with PerkinElmer, Inc. (formerly EG&G, Inc.). Through the merger, Vivid will become a wholly-owned subsidiary of PerkinElmer. Approval of the merger agreement and the merger requires the vote of a majority of the outstanding shares of Vivid's common stock. Vivid and PerkinElmer have prepared and filed a proxy statement/prospectus that has been mailed to Vivid stockholders for a special meeting of Vivid's stockholders scheduled to be held on January 13, 2000 to vote on the merger. A more detailed description of the terms and conditions of the merger agreement and the merger, and the risks associated with the merger, are set forth in the proxy statement/prospectus. Vivid cannot assure that the merger will be approved by its stockholders, or that even if approved, the merger will be completed.

Overview

     Vivid was founded in 1989 to develop, manufacture and market explosives detection systems. Following its organization, Vivid undertook extensive research and development, introducing its first free standing explosives detection system in 1991, and its first integrated explosives detection systems for Level 1 and Level 2 screening in 1993. Vivid commenced commercial shipments of its integrated checked baggage explosives detection systems in January 1994. As of September 30, 1999, Vivid had sold 294 checked baggage systems for use in airports throughout Europe, the Asia/Pacific region, the Middle East, the United States and Canada. Vivid has also developed a freestanding system, the APS system, to screen hand baggage for explosives and weapons for use in airports and protection of public, private, and government facilities. As of September 30, 1999, Vivid had sold 106 APS systems.

     Vivid's sales are primarily to owners and operators of airports, including foreign governments and regulatory authorities, and other government agencies and departments that purchase non-aviation equipment. Vivid's revenues are derived primarily from product sales. Vivid recognizes revenue from product sales upon shipment to the customer, provided that no significant Vivid obligations remain outstanding and collection of the related receivable is deemed probable by management. Vivid accrues for anticipated warranty and installation costs upon shipment. Vivid's revenues also include government research and development grants and revenues from service, the sale of spare parts and training, which have comprised less than 10% of revenues in the periods presented. Vivid recognizes revenues under its development grants as services are rendered. Vivid recognized development revenue from FAA grants of $0.8 million in fiscal 1997, $2.7 million in fiscal 1998 and $1.2 million in fiscal 1999.

     Vivid's cost of revenues includes a royalty payable with respect to product sales and other revenues derived from its license with Hologic. Under the terms of this exclusive agreement, in January 1997 this royalty was reduced from 5% to 3% of revenues derived from the license upon Vivid reaching $50 million in cumulative revenues subject to the exclusive license. Upon Vivid reaching $200 million of cumulative revenues subject to this exclusive license, the royalty will be eliminated entirely. As of September 30, 1999, Vivid had reached approximately $124 million in cumulative revenues. If the contemplated merger with PerkinElmer is completed, Vivid has agreed to pay Hologic $2.0 million plus all royalties accrued through September 30, 1999 for a fully paid-up license to the Hologic technology.

  A relatively few customers have accounted for a substantial portion of Vivid's revenues.

      In fiscal 1999, Vivid's sales to a United States government agency accounted for 16% of revenues, sales to Manchester Airport UK accounted for 16% of revenues, sales to Hochtief AG (the New Athens International Airport) accounted for 11% of revenues, and sales to the BAA accounted for 13% of revenues.

      In fiscal 1998, Vivid's sales to the BAA accounted for 42% of revenues, sales to Airport Authority Hong Kong accounted for 12% of revenues and sales to the FAA, including research and development funding, accounted for 16% of revenues.

      In fiscal 1997, Vivid's sales to the BAA accounted for 39% of revenues, sales to Airport Authority Hong Kong accounted for 19% of revenues and sales to Toyo Kanetsu K.K., the baggage handling contractor for Malaysia's Kuala Lumpur International Airport, accounted for 27% of revenues.

Vivid expects that revenues from these customers will decrease and will become increasingly dependent upon sales of upgrades, replacement equipment and services.

  A majority of Vivid's revenues have been generated by sales to customers outside the United States. Vivid's foreign sales have occurred principally in the United Kingdom, other Western European countries, the Asia/Pacific region and the Middle East. Foreign sales accounted for 97% of Vivid's revenues in fiscal 1997, 78% in fiscal 1998, and 73% in fiscal 1999. Vivid expects international sales to remain a significant component of its business.

Results of Operations

Fiscal Year Ended September 30, 1999 Compared to Fiscal Year Ended September 30, 1998

     Revenues. Vivid's revenues in fiscal 1999 decreased 45% to $21.2 million from $38.7 million in fiscal 1998. This decrease was attributable to both a decrease in product sales and in development revenue from the FAA. Vivid attributes the slowdown in product sales primarily to the extension by the European Civil Aviation Conference from 2000 to 2002 for all member states to implement 100% screening of international checked luggage, and the lingering effects of the economic troubles in Asia. In addition, Vivid believes that it will be difficult to complete significant sales of its checked baggage screening systems in the United States until such time as Vivid has an FAA certified system. During fiscal 1999, Vivid shipped 37 checked baggage systems and 76 APS systems, compared to 80 checked baggage systems and 28 APS systems in fiscal 1998.

     Gross Margin. Vivid's gross margin in fiscal 1999 decreased to 37% compared to 58% in fiscal 1998. The decrease was primarily attributable to significant fixed manufacturing labor and overhead costs applied to a lower volume of shipments of Vivid's checked baggage products. Also impacting gross margin was product mix of shipments for fiscal 1999 with the majority of sales coming from the APS system which has a lower average margin than Vivid's checked baggage system.

     Research and Development Expenses. Vivid's research and development expenses increased 8% to $6.3 million, or 30% of revenues, in fiscal 1999 from $5.9 million, or 15% of revenues, for fiscal 1998. The overall increase in research and development expenses for fiscal 1999 was primarily attributable to the addition of engineering personnel and consultants working on the development of new products, including the next generation system, and product feature changes to the APS system. The increase was also due to the reduction in FAA grants that offset costs in fiscal 1998. At the end of the second quarter of fiscal 1999, Vivid implemented a restructuring plan, including a workforce reduction, which reduced research and development expenses for fiscal 1999 by approximately $0.7 million from fiscal 1998.

     Selling and Marketing Expenses. Vivid's selling and marketing expenses decreased 14% to $3.7 million, or 18% of revenues, in fiscal 1999 from $4.3 million, or 11% of revenues, in fiscal 1998. This decrease was primarily attributable to the decrease in commissions, public relations costs, trade show and travel related costs, and advertising costs, which was slightly offset by an increase in consulting and personnel related costs.

     General and Administrative Expenses. Vivid's general and administrative expenses decreased 3% to $4.1 million, or 19% of revenues, in fiscal 1999 from $4.2 million, or 11 % of revenues, in fiscal 1998. The decrease was primarily attributable to a decrease in personnel and related costs and license fees and patent amortization charges in connection with Vivid's restructuring in the second quarter of fiscal 1999, which were slightly offset by an increase in legal and administrative fees.

     Restructuring and Asset Write Down. In the second quarter of fiscal 1999, Vivid implemented a restructuring that included the shut down of a development facility and the abandonment of certain technology, resulting in a nonrecurring charge of approximately $1.2 million. The restructuring included a $1.1 million write-off of unamortized license fees and fixed assets related to an abandoned technology, $76,000 of lease termination and certain other contractual termination costs and $52,000 of severance costs for terminated research and development personnel. The total cash impact of the restructuring amounted to approximately $128,000, of which $12,000 remained unpaid as of September 30, 1999.

     During the second quarter of fiscal 1999, Vivid also implemented a cost cutting plan to reduce operating costs. The cost cutting plan included a 10% workforce reduction, the cost of which has not been included in the restructuring described above. The costs associated with the workforce reduction were paid by March 31, 1999 and are included in Vivid's statements of operations in cost of revenues, research and development, selling and marketing, and general and administrative expenses.

     Interest and Other Income. Vivid's net interest and other income decreased to $1.0 million in fiscal 1999 from $1.5 million in fiscal 1998. The decrease was primarily attributable to a decrease in interest income attributable to lower average cash balances available for investments and a reduction in other income including gains on foreign exchange.

     Provision for Income Taxes. During fiscal 1999, Vivid recognized a tax benefit of approximately $1.9 million based upon the use of net operating losses. Vivid's effective tax rate was 30% in fiscal 1998 which is lower than the statutory tax rates primarily due to the use of tax credits and the tax benefits associated with Vivid's foreign sales corporation.

Fiscal Year Ended September 30, 1998 Compared to Fiscal Year Ended September 30, 1997

     Revenues. Vivid's revenues increased by approximately 22% to $38.7 million in fiscal 1998 from $31.7 million in fiscal 1997. This increase was primarily attributable to an increase in product sales of checked baggage systems and the newly introduced hand baggage system. The increase in product sales was primarily attributable to the total number of product shipments to Europe, the Middle East, and the United States, including installations at JFK Terminal One, partially offset by slightly lower average selling prices of Vivid's products and a change in product mix. During fiscal 1998, Vivid shipped and installed 80 checked baggage units and 28 hand baggage units compared to 76 checked baggage units and two hand baggage units in fiscal 1997. In fiscal 1998, Vivid recognized approximately $2.7 million of revenue under a FAA research grant, compared to $0.8 million in fiscal 1997.

     Gross Margin. Vivid's gross margin was 58% of revenues in fiscal 1998 and fiscal 1997. In fiscal 1998, the increase in unit sales, revenue associated with Vivid's FAA development grant, service contracts and improved manufacturing efficiencies, which increased margins, were offset by lower average selling prices and the addition of sales of Vivid's hand baggage unit which had lower margins than Vivid's checked baggage units.

     Research and Development Expenses. Vivid's research and development expenses increased by approximately 33% to $5.9 million, or 15% of revenues, in fiscal 1998 from $4.4 million, or 14% of revenues, in fiscal 1997. The increase was primarily attributable to the addition of engineering personnel and outside consultants working on the development of new products, mainly the development of a second generation explosives detection system in an effort to reach FAA certification, and enhancements to existing products, including enhancements to the APS system for carry-on baggage and the VIS-M. Development expenses incurred under Vivid's FAA grants were included in costs of goods sold.

     Selling and Marketing Expenses. Vivid's selling and marketing expenses increased approximately 22% to $4.3 million, or 11% of revenues, in fiscal 1998 from $3.6 million, or 11% of revenues, in fiscal 1997. The increase was primarily attributable to additional sales and support personnel as a result of the expansion of operations in Europe and the United States and, to a lesser extent, an increase in advertising, consulting and public relations, trade shows and related travel costs.

     General and Administrative Expenses. Vivid's general and administrative expenses increased approximately 35% to $3.9 million, or 10% of revenues, in fiscal 1998 from $2.9 million, or 9% of revenues, in fiscal 1997. The increase was primarily attributable to an increase in personnel and related costs, patent amortization, and license fees, as well as additional overhead costs as the headcount for Vivid increased approximately 14%.

     Litigation Expenses. Vivid incurred $220,000 of litigation expenses in fiscal 1998 and $427,000 in fiscal 1997, primarily in connection with Vivid's patent litigation with American Science & Engineering and, to a lesser extent, its patent litigation with PerkinElmer.

     Interest Income. Vivid recognized net interest income of approximately $1.3 million in fiscal 1998 compared to net interest income of $0.8 million in fiscal 1997. The increase in fiscal 1998 was primarily attributable to higher average cash balances resulting from the receipt of proceeds from Vivid's initial public offering in fiscal 1997, and the generation of cash from operations in fiscal 1998.

     Provision for Income Taxes. Vivid's effective tax rate for fiscal 1998 was 30% compared to 27% in fiscal 1997. Vivid's effective tax rate in fiscal 1998 was lower than the statutory tax rates primarily due to the use of tax credits and the tax benefits associated with Vivid's foreign sales corporation and Massachusetts securities corporation. The increase in the provision for income taxes in fiscal 1998 was primarily attributable to increased product sales in the United States, which offset the benefit from the foreign sales corporation.

Liquidity and Capital Resources

     Vivid has funded its operations and capital expenditures primarily through internally generated cash flows, proceeds from the sale of securities and the availability of a working capital line of credit. At September 30, 1999, Vivid had working capital of $31.8 million including $19.7 million in cash and cash equivalents and short-term investments. Vivid also had $1.1 million of long-term investments. Subsequent to September 30, 1999, Vivid secured a $3.0 million bank line of credit which expires February 29, 2000. The line of credit bears interest at the bank's prime rate, which was 8.25% as of September 30, 1999.

     During fiscal 1999, Vivid's net cash used in operating activities was approximately $4.7 million, including, net loss adjusted for non-cash expenses, including depreciation and amortization and write down of assets totaling $1.7 million, a $2.0 million increase of inventories and $1.1 million increase in other current assets. The increase in inventory relates to purchases associated with the production of the next generation system and the increased sales activity of the APS system, and overall lower product sales of checked baggage units. The increase in other current assets relates to Vivid's tax benefit.

     During fiscal 1999, net cash provided by investing activities was approximately $866,000, primarily attributable to the net decrease in investment balances of $1.3 million offset by capital expenditures of approximately $359,000.

     During fiscal 1999, net cash used in financing activities was approximately $93,000, primarily attributable to Vivid's purchase of treasury stock, offset by exercises of stock options.

     Vivid may be affected, for the foreseeable future, by economic conditions and currency volatility in the regions of the world where it does business. As a result, there are uncertainties that may affect future operations, including the recoverability of receivables. It is not possible to determine the future effect adverse economic conditions may have on Vivid's liquidity and earnings.

     Vivid believes that its existing resources and the anticipated cash generated from operations will be sufficient to fund its planned operations for at least the next 12 months. The sufficiency of Vivid's resources to fund working capital needs is subject to known and unknown risks, uncertainties and other factors which may materially harm Vivid's business, including without limitation the risk factors referred to in this Form 10-K.

Year 2000 Readiness Disclosure

     Vivid may be affected by year 2000 issues related to non-compliant information technology systems, often referred to as IT systems, or non-IT systems operated or sold by Vivid or by third parties. Vivid has substantially completed assessment of its internal IT systems and non-IT systems. Vivid has tested all products internally and has adopted a Year 2000 Qualification Test Procedure to ensure that all products operate properly through the year 2000 and beyond. In addition to internal testing, Vivid has received compliance certificates from the FAA and BAA confirming that Vivid's existing products are year 2000 compliant. Vivid has also submitted a survey to vendors subject to year 2000 compliance. In addition to the survey, Vivid has internally tested components supplied by outside vendors. Vivid has also performed an internal review of in-house computers, network, operating system and financial reporting package confirming year 2000 compliance.

     Vivid is not currently aware of any year 2000 problems relating to systems operated or sold by Vivid that would have a material adverse effect on Vivid's business, results of operations or financial condition. Although Vivid believes that its systems are year 2000 compliant, Vivid utilizes third-party equipment and software that may not be year 2000 compliant. In addition, Vivid's products and software are often sold to be integrated into or interface with third party equipment or software. Failure of third-party equipment or software to operate properly with regard to the year 2000 and thereafter could require Vivid to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on Vivid business, financial condition and results of operations.

     Vivid may also be vulnerable to any failures by its major suppliers, service providers and customers to remedy their own internal IT and non-IT system year 2000 issues which could, among other things, have a material and adverse affect on Vivid's supplies and orders. Vivid is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties, such as its suppliers, service providers and customers, to achieve year 2000 compliance. Moreover, such third parties, even if year 2000 compliant, could experience difficulties resulting from year 2000 issues that may affect their suppliers, service providers and customers. As a result, although Vivid does not currently anticipate that it will experience any material shipment delays from their major product suppliers or any material sales delays from its major customers due to year 2000 issues, these third parties may experience year 2000 problems. Any such problems could have a material adverse effect on Vivid's business, financial condition and results of operations.

     Other than its activities described above, Vivid does not have and does not plan to develop a contingency plan to address year 2000 issues. Should any unanticipated significant year 2000 issues arise, Vivid's failure to implement such a contingency plan could have a material adverse affect on its business, financial condition and results of operations.

     To the extent that Vivid does not identify any material non-compliant IT systems or non-IT systems operated by Vivid or by third parties, such as Vivid's suppliers, service providers and customers, the most reasonably likely worst case year 2000 scenario is a systemic failure beyond the control of Vivid, such as a prolonged telecommunications or electrical failure, or a general disruption in United States or global business activities that could result in a significant economic downturn. Vivid believes that the primary business risks, in the event of such failure or other disruption, would include but not be limited to loss of customers or orders, increased operating costs, inability to obtain inventory on a timely basis, disruptions in product shipments, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on Vivid's business, financial condition and results of operations.

Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Vivid does not expect SFAS No. 133 to have a material impact on its consolidated financial statements.

Risk Factors

  We have made forward-looking statements in this document, and in documents that are incorporated by reference, that are subject to risks and uncertainties. Forward-looking statements include statements of Vivid's plans, objectives, expectations and intentions. Also, when we use words such as "may," "will," "expects," "anticipates," "believes," "plans," "intends," "could," "estimates," "is being" or "goal" or other variations of these terms or comparable terminology, we are making forward-looking statements, we are making forward-looking statements. You should note that many factors could affect the future financial results of Vivid, and could cause these results to differ materially from those expressed in our forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report.

Risks Relating to the Merger. The proposed merger with PerkinElmer is subject to numerous known and unknown risks and uncertainties including those set forth below. You should read Vivid's and PerkinElmer's proxy statement/prospectus that has been mailed to Vivid stockholders for a special meeting of Vivid's stockholders scheduled to be held on January 13, 2000 for a more detailed description of these risks.

     PerkinElmer's stock price is volatile and the value of PerkinElmer common stock issued in the merger will depend on its market price at the time of the merger. No adjustment will be made to the exchange ratio as a result of changes in the market price of PerkinElmer's common stock if the PerkinElmer market price remains between $30.99 and $46.49 per share.

     If PerkinElmer does not manage the integration of Vivid and other acquired companies successfully, it may be unable to achieve desired results.

     PerkinElmer may face challenges in integrating PerkinElmer and Vivid and, as a result, may not realize the expected benefits of the anticipated merger.

     If PerkinElmer does not successfully integrate Vivid or the merger's benefits do not meet the expectations of financial or industry analysts, the market price of PerkinElmer's common stock may decline.

     Failure to complete the merger could negatively impact the market price of Vivid's common stock and Vivid's operating results.

     If the merger is not completed, Vivid may be unable to attract another strategic partner on equivalent or more attractive terms than those being offered by PerkinElmer.

     Vivid may lose an opportunity to enter into a merger or business combination with another party on more favorable terms because of provisions in the merger agreement which prohibit Vivid from entering into such transactions or soliciting such proposals.

     Vivid's officers and directors have conflicts of interest that may influence them to support of approve the merger.

     Uncertainties associated with the merger has caused Vivid to lose Jim Aldo, vice president of marketing and sales, and may cause Vivid to lose other key personnel.

     Customers of PerkinElmer and Vivid may delay or cancel orders as a result of concerns over the merger.

     There are many risks and uncertainties associated with PerkinElmer's business including those set forth in the proxy statement/prospectus and PerkinElmer's other filings with the Securities and Exchange Commission.

Risks Relating to Vivid

Vivid may continue to incur significant losses.

     Vivid incurred net losses of $4.6 million for the fiscal year ended September 30, 1999. These losses, most of which were incurred during the first six months of this period, were substantially attributable to a significant reduction in revenues. Vivid cannot assure that it will be able to increase its revenues or reduce costs to be profitable on a sustained basis.

Vivid's reliance on a small number of customers with discrete projects for a large portion of its revenues has had and may continue to have a material adverse effect on Vivid's revenues and results of operations.

     In fiscal 1999, Vivid's revenues and results of operations were adversely affected by its inability to replace a significant portion of revenues it received during previous periods from a limited number of customers whose projects or contracts had been completed or nearly completed. In fiscal 1999, Vivid's sales to a United States government agency accounted for 16% of revenues, sales to Manchester Airport UK accounted for 16% of revenues, Hochtief AG (the New Athens International Airport) accounted for 11% of revenues and sales to BAA accounted for 13% of revenues. In fiscal 1998, Vivid's sales to the BAA accounted for 42% of revenues, sales to the Airport Authority of Hong Kong accounted for 12% of revenues and sales to the United States Federal Aviation Administration, or FAA, including research and development funding, accounted for 16% of revenues. Vivid's continued reliance on a limited number of customers with discrete projects for a substantial portion of its revenues could continue to have a material adverse effect on its business, financial condition and results of operations.

Vivid's sales of checked baggage explosives detection systems will be adversely affected unless and until Vivid obtains FAA certification for a system.

     Vivid does not have a checked baggage explosives detection system that has been certified by the FAA. This has limited Vivid's sales of its checked baggage explosives detection system in the United States, and may adversely affect its sales in other countries. Vivid has experienced delays in its attempts to obtain FAA certification for its MVT system, Vivid's next generation checked baggage system, and believes that it will need to make further refinements to the system in order to meet the FAA's certification requirements. Vivid cannot ensure that the MVT or any other products that it may develop will ever meet the FAA or any other certification standard.

The failure or delay of governments to mandate the screening of baggage with advanced explosives detection systems could have a material adverse effect on sales of Vivid's systems.

     The failure or delay of governments to mandate the screening of baggage with advanced explosives detection systems has had and may continue to have a material adverse effect on the sales of Vivid's systems. Sales of Vivid's explosives detection systems for use in airports will continue to be dependent upon governmental initiatives that require or support the screening of baggage with advanced explosives detection systems. These mandates are influenced by many factors outside the control of Vivid, including political and budgetary concerns of governments, airlines and airports. In 1998, the European Civil Aviation Conference, an organization with 37 member states, delayed the implementation of 100% screening of international checked baggage to the year 2002, from its prior target date of the year 2000. Vivid, which has derived a substantial portion of its revenues from Europe, believes that this delay has had a material adverse effect on its business, financial condition and results of operations.

Continued fluctuations in operating results could cause the price of Vivid common stock to fall.

  Vivid's annual and quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. It is possible that Vivid's revenues and operating results will be below the expectations of securities analysts and investors in future quarters. If Vivid fails to meet or surpass the expectations of securities analysts or investors, the market price of Vivid common stock will most likely fall. Factors that affect Vivid's operating results include:

     the overall demand for explosives detection systems;

     the timing of regulatory approvals for Vivid's systems and the approval of governmental initiatives to promote the use of explosives detection systems;

     the timing of new product announcements and releases by Vivid and its competitors;

     variations in the number and mix of products sold by Vivid;

     timing of customer orders and adjustments of delivery schedules to accommodate customers' programs;

     the availability of components, materials and labor necessary to produce Vivid's products;

     the timing and level of expenditures in anticipation of future sales; and

     pricing and other competitive conditions.

The commercial success of Vivid's systems will depend in large part on the expanded use of explosives detection systems.

  The explosives detection industry is at a relatively early stage of development. The commercial success of Vivid's systems will depend in large part on the expanded use of explosives detection systems. Vivid cannot assure that the explosives detection industry will develop further or that Vivid will market its products effectively and obtain broader market acceptance for its products. The market's acceptance of explosives detection systems on a broad basis will be dependent upon a number of factors. These factors include:

      government appropriations and initiatives to support purchases of explosives detection equipment;

      the real and perceived threat of terrorist attacks;

      the performance and price of Vivid's and its competitors' products;

      the expansion of applications for explosives detection technology; and

      customer reaction to existing explosives detection systems.

Vivid's lengthy sales cycle requires Vivid to incur significant expenses with no assurance that Vivid will generate revenue.

     Customer decisions to purchase Vivid's systems often require significant expenditures by Vivid without any assurance of success. These customer decisions often precede the generation of sales, if any, by a year or more. Prior to a sale, Vivid may be required to provide a potential customer with a demonstration unit for extensive regulatory testing and evaluation free of charge. In addition, customers may initially purchase one or a few units for extensive testing and evaluation before making a decision regarding volume purchases. Purchases may also be delayed to correspond to a customer's budgetary cycle or as a result of regulatory approval requirements. Delays in anticipated purchase orders have had and could continue to have a material adverse effect on Vivid's business, financial condition and results of operations.

Vivid conducts its business worldwide, which exposes it to a number of difficulties inherent in international activities.

  Vivid's international business, which accounted for approximately 78% of Vivid's revenues in fiscal 1998 and 73% in fiscal 1999, may be materially and adversely affected by many factors including:

      international regulatory requirements and policy changes;

      favoritism towards local suppliers;

      difficulties in inventory management, accounts receivable collection and the management of distributors or representatives;

      difficulties in staffing and managing foreign operations;

      political and economic changes and disruptions;

      governmental currency controls;

      currency exchange rate fluctuations; and

      tariff regulations.

  Vivid anticipates that international sales will continue to account for a significant percentage of its revenues.

Fluctuations in the foreign currency exchange rates in relation to the U.S. dollar could have a material adverse effect on Vivid's operating results.

     Although Vivid's international sales have been denominated primarily in U.S. dollars, changes in currency exchange rates that would increase the relative value of the U.S. dollar may make it more difficult for Vivid to compete with foreign manufacturers on price or otherwise have a material adverse effect on its sales and operating results. On occasion, Vivid's sales have been denominated in foreign currencies. A significant increase in Vivid's foreign denominated sales would increase Vivid's risk associated with foreign currency fluctuations. Vivid may enter into hedging transactions to limit this exposure. Vivid cannot assure that these hedging transactions would be successful.

Vivid's future success depends on its ability to enhance existing products and to develop new products.

  Vivid has developed and marketed a limited number of products. Vivid believes that its future success will depend in large part on its ability to enhance its existing products and to develop new products to meet regulatory and customer requirements. The uncertainties inherent with product development and introduction create a risk that Vivid will be unsuccessful in introducing products or product enhancements on a timely basis, if at all. The enhancement and development of Vivid's products will be subject to risks associated with new product development of explosives detection systems. These risks include:

      unanticipated delays;

      budget overruns;

      technical problems;

      regulatory approval from the FAA and foreign regulatory authorities; and

      other difficulties that could result in the abandonment or substantial change in the commercialization of these enhancements or new products.

Vivid's dispute with a supplier of components for its APS hand bag inspection system could have a material adverse effect on its business, financial condition and results of operations.

     Vivid relies on Gilardoni S.p.A, an Italian-based manufacturer, for two key components for its APS systems. Vivid has experienced delays and other difficulties in obtaining these components from Gilardoni. Vivid has advised Gilardoni that unless Gilardoni is able to meet its contractual obligations, Vivid may exercise its contractual right to obtain an alternative source of these components. Vivid only has the right to seek an alternative source of supply if Gilardoni is in breach of its contractual obligations. Gilardoni has denied that it is in breach and has claimed that Vivid is in breach of its contractual obligations. Vivid cannot assure that Gilardoni will improve its performance, or that, if necessary, Vivid will be successful in finding an alternative supplier for these components on a timely basis or on favorable terms. Vivid's ongoing dispute with Gilardoni could divert management's attention and resources, adversely affect sales of APS systems, and otherwise have a material adverse effect on Vivid's business, financial condition and results of operations.

Intense competition, rapid technological change and evolving industry standards and requirements could decrease demand for Vivid's products or make Vivid's products obsolete.

     Vivid cannot assure that it will be able to compete successfully. Many of Vivid's competitors have substantially greater manufacturing, marketing and financial resources than Vivid. Intense competition, rapid technological change and evolving industry standards and requirements could decrease demand for Vivid's products or make Vivid's products obsolete. Two of Vivid's competitors have developed products based upon alternative technology that have been certified by the FAA. In addition, competitors may develop superior products or products of similar quality for sale at the same or lower prices. Improvements in current or new technologies could make competitors' products technically equivalent or superior to Vivid's products, in addition to providing cost or other advantages. Other advances or changes in industry standards or requirements could make it more difficult for Vivid to meet those standards or requirements or could render Vivid's products obsolete.

Vivid may be unable to attract and retain management and other personnel it needs to succeed.

     The loss of any of Vivid's executive officers or key research and development personnel, its inability to attract or retain qualified personnel in the future or delays in hiring required personnel could adversely affect Vivid's business. Competition for such personnel, particularly software engineers and other technical personnel, is intense. Vivid may be unable to attract and retain all personnel necessary for the development of its business.

Vivid may have difficulty protecting its intellectual property.

     Vivid's ability to compete is affected by its ability to protect its intellectual property. Vivid relies primarily on trade secret laws, confidentiality procedures, patents, copyrights, trademarks and licensing arrangements to protect its intellectual property. The steps Vivid has taken to protect its technology may be inadequate. Existing trade secret, trademark and copyright laws offer only limited protection. Vivid's patents could be invalidated or circumvented. The laws of some foreign countries in which Vivid's products are or may be developed, manufactured or sold may not protect Vivid's products or intellectual property rights to the same extent as do the laws of the United States. This may make the possibility of piracy of Vivid's technology and products more likely. Vivid cannot assure that the steps that it has taken to protect its intellectual property will be adequate to prevent misappropriation of its technology.

Vivid's operations could infringe the intellectual property rights of others.

     Particular aspects of Vivid's technology could be found to infringe on the intellectual property rights or patents of others. Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to Vivid's business. Vivid cannot predict the extent to which it may be required to seek licenses. Vivid cannot assure that the terms of any licenses it may be required to seek will be reasonable.

Vivid's business may be materially adversely affected by infringement claims by American Science & Engineering.

     In May 1996, Vivid commenced an action in the United States District Court for the District of Massachusetts against American Science & Engineering seeking a declaration that Vivid does not infringe American Science & Engineering's patents related to back scattered X-rays. American Science & Engineering filed a counterclaim alleging that Vivid is infringing on one or more of eight American Science & Engineering patents. In April 1997, the court dismissed American Science & Engineering's counterclaim on summary judgment without granting leave to file an amended counterclaim. In April 1998, American Science & Engineering filed a motion in the Federal Court of Appeals for the First Circuit to appeal this decision. The Court of Appeals heard oral arguments for this appeal in early 1999, but no decision has been announced. Although Vivid does not believe that it is infringing any valid patent of American Science & Engineering, American Science & Engineering could make a new counterclaim that raises more specific infringement allegations. Failure of Vivid to prevail in this litigation could have a material adverse effect on Vivid's business, financial condition and results of operations.

Vivid could incur substantial costs as a result of product liability claims and adverse publicity if Vivid's systems fail to detect explosives.

  If Vivid's explosives detection systems fail to detect an explosive, Vivid could be subject to product liability claims and negative publicity, which could cause Vivid to incur substantial costs and could have a material adverse effect on Vivid's business, financial condition and results of operations. There are many factors beyond Vivid's control that could result in the failure of its products to detect explosives. These factors include:

      the reliability of a system's operators;

      the ongoing training of a system's operators; and

      the maintenance of Vivid's products by its customers.

     Vivid currently maintains aviation product liability insurance. This insurance may be insufficient to protect Vivid from product liability claims. Moreover, there is a risk that product liability insurance may not continue to be available to Vivid at a reasonable cost, if at all.

Provisions of Vivid's charter make a takeover of Vivid more difficult, which could discourage attractive takeover offers and limit the price others may be willing to pay for Vivid common stock.

     Vivid's charter and provisions of Delaware corporate law contain provisions that may make the acquisition of Vivid more difficult and discourage changes in Vivid's management. In addition, Vivid has adopted a stockholder rights plan that gives holders of its common stock the right to purchase shares of Vivid common stock at a price substantially discounted from the then applicable market price of Vivid common stock in the event of many potential takeover situations. The provisions contained in Vivid's charter, Delaware corporate law and the rights plan could limit the price that certain investors might be willing to pay in the future for shares of Vivid common stock. These provisions do not apply to the proposed merger between Vivid and PerkinElmer.

The volatility of Vivid's stock price could adversely affect your investment in Vivid common stock.

  The market price of Vivid common stock has been and may continue to be highly volatile. Vivid believes that a variety of factors could cause the price of its common stock to fluctuate, perhaps substantially, including:

      announcements of developments related to Vivid's business, including announcements of certification by the FAA or other regulatory authorities of Vivid's or its competitors' products;

      quarterly fluctuations in Vivid's actual or anticipated operating results and order levels;

      general conditions in the worldwide economy;

      announcements of technological innovations;

      new products or product enhancements by Vivid or its competitors;

      developments in patents or other intellectual property rights and litigation; and

      developments in Vivid's relationships with its customers and suppliers.

  In addition, in recent years the stock market in general and the markets for shares of small capitalization and "high-tech" companies in particular have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of Vivid common stock and the market price of Vivid common stock may decline.

Year 2000 readiness disclosure; year 2000 problems could disrupt
Vivid's business.

     The year 2000 problem is the potential for system and processing failure of date-related data as the result of computer-controlled systems using two digits rather than four digits to define the applicable year. This could result in system failure or miscalculation causing disruptions of operations, including, among other things, loss of customers or orders, increased operating costs, inability to obtain inventory on a timely basis, disruptions in product shipments, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract. Undetected year 2000 problems may cause Vivid to experience negative consequences or significant costs. Vivid's vendors, suppliers or customers could experience negative consequences or significant costs that could have a material adverse effect on Vivid's business, financial condition or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Foreign Exchange Hedging. The accounts of Vivid's foreign subsidiary, Vivid Technologies UK Ltd., are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiary into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at quarter-end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the year. Foreign currency transaction gains or losses for Vivid Technologies UK Ltd. are included in Vivid's consolidated statements of operations since the functional currency for this subsidiary is the U.S. dollar.

     Vivid had sales denominated in foreign currencies of approximately $8,044,000 during fiscal 1997, $6,804,000 during fiscal 1998 and $2,815,000 during fiscal 1999. Vivid recognized a loss of $47,000 in fiscal 1997, a gain of $36,000 in fiscal 1998 and a loss of $92,000 in fiscal 1999, related to such foreign currency transactions which is included in other income (expense) in the consolidated statement of operations.

     Investment Portfolio. Vivid does not use derivative financial instruments for investment purposes and only invests in financial instruments that meet high credit quality standards, as specified in Vivid's investment policy guidelines; the investment policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument.


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



                              PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this Item 10 is hereby incorporated by reference to the text appearing under Part I, Item 1 - Business under the caption "Executive Officers of the Registrant" in this Report, and by reference to the Company's definitive proxy statement which may be filed by the Company within 120 days after the close of its fiscal year.


Item 11.  Executive Compensation

     The information required by this Item 11 is hereby incorporated by reference to the information under the heading "Executive
Compensation" in the Company's definitive proxy statement which may be filed by the Company within 120 days after the close of its fiscal year.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     The information required by this Item 12 is hereby incorporated by reference to the information under the heading "Securities
Beneficially Owned by Directors, Officers and Principal Stockholders" in the Company's definitive proxy statement which may be filed by the Company within 120 days after the close of its fiscal year.


Item 13.  Certain Relationships and Related Transactions

     The information required by this Item 13 is hereby incorporated by reference to the information under the heading "Certain
Transactions," if any, in the Company's definitive proxy statement which may be filed by the Company within 120 days after the close of its fiscal year.
                               PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)  The following documents are filed as part of this report:

  (1)  Financial Statements
                                                             Page
     Report of Independent Public Accountants                 F-1

     Consolidated Balance Sheets as of
      September 30, 1998 and 1999                             F-2

     Consolidated Statements of Income for the years
      ended September 30, 1997, 1998 and 1999                 F-3

     Consolidated Statements of Stockholders' Equity
     for the years ended September 30, 1997, 1998 and 1999    F-4

     Consolidated Statements of Cash Flows for the
     years ended September 30, 1997, 1998 and 1999            F-5

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

  (3)  Listing of Exhibits


Exhibit No.                                            Reference

2.01       Merger Agreement between the Company        A**
           and the Company's Massachusetts
           predecessor

2.02       Agreement and Plan of Merger among          E**
           EG&G, Inc. (now Perkin Elmer), Venice
           Acquisition Corp. and Vivid
           Technologies, Inc. dated October 4,
           1999

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

4.05       Amendment No. 1 to Rights Agreement,        F**
           dated as of October 4, 1999

10.01      Contract for the Manufacture, Supply,       A**
           Installation and Commissioning of
           Hold Baggage Screening Equipment
           between the Company and BAA plc.

10.02      Distribution and Development                A**
           Agreement between the Company and
           Gilardoni S.p.A.

10.02a     Memorandum of Understanding between         B**
           Gilardoni S.p.A. and the Company

10.02b     Points of Agreement by and between          G**
           the Company and Gilarodni S.p.A.
                                                    (Filed as
                                                  Exhibit 10.05
                                                     therein)

10.02c     Agreement for Vivid Distribution,           G**
           Manufacture, License and Purchase of
           Gilardoni Products (System and FEP       (Filed as
           Platform), by and between the Company  Exhibit 10.06
           and Gilardoni S.p.A.                      therein)

10.02d     Agreement for Gilardoni Distribution,       G**
           Manufacture, License and Purchase of
           Vivid Products (Operator Console &       (Filed as
           Systems), by and between the Company   Exhibit 10.07
           and Gilardoni S.p.A.                      therein)

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

10.08a     1999 Equity Incentive Plan of the           H**
           Company*

10.09      Facility lease between the Company          A**
           and Cummings Properties Management,
           Inc.

10.09a     Facility lease between the Company          D**
           and Cummings Properties Management,
           Inc.

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

10.19      Amended and Restated Demand Line of         D**
           Credit Note

10.20      Agreement by and between the Company        G**
           and Herbert Janisch*
                                                    (Filed as
                                                  Exhibit 10.01
                                                     therein)

10.21      Agreement by and between the Company        G**
           and Ambassador L. Paul Bremer, III*
                                                    (Filed as
                                                  Exhibit 10.02
                                                     therein)

10.22      Promissory Note and Stock Pledge            G**
           Agreement of Kristoph D. Krug in
           favor of the Company                     (Filed as
                                                  Exhibit 10.03
                                                     therein)

10.23      Promissory Note and Stock Pledge            G**
           Agreement of Daniel J. Silva in favor
           of the Company*                          (Filed as
                                                  Exhibit 10.04
                                                     therein)

10.24      Agreement by and between the Company   Filed herewith
           and James J. Aldo dated as of June 4,
           1999*

10.25      Agreement by and between the Company   Filed herewith
           and Daniel J. Silva dated as of June
           4, 1999*

10.26      Agreement by and between the Company   Filed herewith
           and William J. Frain dated as of June
           4, 1999*

10.27      Amendment #1 to Management Services    Filed herewith
           Agreement with Hologic

10.28      Termination Agreement with Hologic     Filed herewith

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

D Incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1998. The number set forth herein is the number of the Exhibit in said Form 10-K.

E Incorporated by reference to the Company's Definitive Proxy Statement dated December 6, 1999 filed as exhibit A therein.

F Incorporated by reference to the Company's Form 8-K filed on October 8, 1999, filed as exhibit number 4.01 therein.

G Incorporated by reference to the Company's Form 8-K filed on October 12, 1999.

H Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1999, filed as exhibit number 10 therein.

*    Management contract or compensatory plan or arrangement.

** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

(b)  REPORTS ON FORM 8-K

     The Company did not file any current reports on Form 8-K during the quarter ended September 30, 1999.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VIVID TECHNOLOGIES, INC.

Dated:  December 22, 1999     By:  /s/ S. David Ellenbogen
                                   S. David Ellenbogen
                                   Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                Title                    Date

/s/ S. David Ellenbogen  Director and Chief       December 22, 1999
S. David Ellenbogen      Executive Officer


/s/ William J. Frain     Chief Financial Officer, December 22, 1999
William J. Frain         Treasurer and Principal
                         Accounting Officer


/s/ Jay A. Stein         Director                 December 22, 1999
Jay A. Stein


/s/ L. Paul Bremer III   Director                 December 22, 1999
L. Paul Bremer III


/s/ Frank Kenny          Director                 December 22, 1999
Frank Kenny


/s/ Glenn P. Muir        Director                 December 22, 1999
Glenn P. Muir


/s/ Gerald Segel         Director                 December 22, 1999
Gerald Segel

                Report of Independent Public Accountants



To Vivid Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Vivid Technologies, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vivid Technologies, Inc. and subsidiaries as of September 30, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.


                                   /s/ ARTHUR ANDERSEN LLP



Boston, Massachusetts
November 3, 1999



             VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

                    Consolidated Balance Sheets

                                                     September 30,
                                                      1998         1999
Assets
Current Assets:
Cash and cash equivalents                      $15,555,189  $11,624,386
Short-term investments                          10,407,209    8,073,323
Accounts receivable                              7,316,863    6,375,756
Inventories                                      7,874,036    9,824,895
Deferred tax asset                                 606,790    1,362,020
Other current assets                             1,593,021    2,682,189

Total current assets                            43,353,108   39,942,569

Property and Equipment, at cost:
Machinery and equipment                          2,546,476    2,684,590
Leasehold improvements                             228,374      243,396
Furniture and fixtures                             129,479      117,554
                                                 2,904,329    3,045,540
Less-Accumulated depreciation and amortization   1,488,893    1,899,802
                                                 1,415,436    1,145,738

Long-term Investments                                    -    1,083,618

Other Assets, net                                1,155,945      177,471

                                               $45,924,489  $42,349,396

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable                                $  846,457   $1,615,665
Accrued expenses                                 2,766,268    3,466,492
Deferred revenue                                 3,411,864    3,091,852

Total current liabilities                        7,024,589    8,174,009

Commitments and Contingencies (Note 9)

Stockholders' Equity:
Preferred Stock, $.01 par value-
Authorized - 1,000,000 shares
Issued - none
Common stock, $.01 par value-
Authorized-30,000,000 shares
Issued-9,904,666 and 10,050,616 shares, at
September 30, 1998 and 1999, respectively           99,047      100,506
Capital in excess of par value                  26,745,142   26,997,430
Treasury stock, at cost - 95,000 shares at
September 30, 1999                                       -     (346,562)
Retained earnings                               12,055,711    7,424,013

Total stockholders' equity                      38,899,900   34,175,387

                                               $45,924,489  $42,349,396



 The accompanying notes are an integral part of these consolidated financial statements.



                VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

                  Consolidated Statements of Operations


                                                  Years Ended September 30
                                               1997         1998         1999

Revenues                                $31,702,188  $38,718,041  $21,185,001

Cost of Revenues (includes
approximately $988,000, $1,014,000 and
$384,000, respectively, of royalties
to Hologic; see Note 7)                  13,202,925   16,360,872   13,392,507

Gross profit                             18,499,263   22,357,169    7,792,494

Operating Expenses (includes
approximately $112,000, $138,000 and
$258,000, respectively, of management
service expenses to Hologic; see
Note 7):
Research and development                  4,390,446    5,858,883    6,335,726
Selling and marketing                     3,556,006    4,334,823    3,729,547
General and administrative                2,928,658    3,952,431    4,060,651
Litigation expenses                         427,000      220,000            -
Restructuring and asset writedown                 -            -    1,207,686

Total operating expenses                 11,302,110   14,366,137   15,333,610

Income (Loss) from Operations             7,197,153    7,991,032   (7,541,116)

Interest Income                             812,926    1,270,759    1,044,246

Other Income (Expense), net                  48,834      206,880      (66,351)
Income (loss) before income taxes         8,058,913    9,468,671   (6,563,221)

Provision for (Benefit from)
Income Taxes                              2,193,335    2,838,389   (1,931,523)

Net income (loss)                        $5,865,578  $ 6,630,282   (4,631,698)

Net Income (Loss) per Share:
Basic                                         $ .78        $ .68       $ (.47)
Diluted                                       $ .60        $ .65       $ (.47)

Weighted Average Number of Shares
Outstanding:
Basic                                     7,547,964    9,684,975    9,911,282
Diluted                                   9,838,300   10,251,429    9,911,282


 The accompanying notes are an integral part of these consolidated financial statements.


                    VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                          Series B           Series D
                         Convertible        Convertible
                       Preferred Stock    Preferred Stock  Common Stock        Capital      Treasury Stock
                                                                                 in
                       Number  $.01    Number    $.01      Number    $.01      Excess      Number               Retained
                         of     Par      of       Par        of       Par      of Par        of                 Earnings
                       Shares  Value   Shares    Value     Shares    Value     Value       Shares     Cost     (Deficit)     Total
Balance,
September 30, 1996   250,000   2,500   254,585   2,546   1,740,520   17,405    594,279       -          -      (440,149)    176,581
Exercise of stock
 options, including
 tax benefit of
 $659,194                 -      -          -        -     333,800    3,338    809,231       -          -             -     812,569
Exercise of stock
 purchase warrants        -      -          -        -      76,514      765     32,195       -          -        32,960
Conversion of
 preferred stock
 into common stock  (250,000) (2,500) (254,585) (2,546)  5,045,850   50,459    (45,413)      -          -             -
Sale of common
 stock, net of
 issuance costs
 of approximately
 $2,777,000               -      -          -        -   2,300,000   23,000  24,800,493      -          -             -  24,823,493
Net income                -      -          -        -           -        -           -      -          -     5,865,578   5,865,578

Balance,
September 30, 1997        -      -          -        -   9,496,684   94,967  26,190,785      -          -     5,425,429  31,711,181
Exercise of stock
 options, including
 tax benefit of
 $247,617                 -      -          -        -     159,110    1,591     472,090      -          -             -     473,681
Exercise of stock
purchase warrants         -      -          -        -     248,872    2,489      82,267      -          -             -      84,756
Net income                -      -          -        -           -        -           -      -          -     6,630,282   6,630,282

Balance,
September 30, 1998        -      -          -        -   9,904,666   99,047  26,745,142      -          -    12,055,711  38,899,900
Exercise of stock
 options, including
 tax benefit of
 $67,300                  -      -          -        -     100,450    1,004     104,868      -          -             -     105,872
Purchase of
 treasury stock           -      -          -        -           -        -           - 95,000   (346,562)            -    (346,562)
Issuance of
 restricted stock         -      -          -        -      45,500      455     147,420      -          -             -     147,875
Net loss                  -      -          -        -           -        -           -      -          -    (4,631,698) (4,631,698)

Balance,
September 30, 1999        -  $   -          -   $    - $10,050,616 $100,506 $26,997,430 95,000  $(346,562)   $7,424,013 $34,175,387

The accompanying notes are an integral part of these consolidated financial statements.


                      VIVID TECHNOLOGIES, INC. AND SUBSIDIARIES

                        Consolidated Statements of Cash Flows


                                                  Years Ended September 30
                                               1997         1998         1999
Cash Flows from Operating Activities:
Net income (loss)                        $5,865,578   $6,630,282  $(4,631,698)
Adjustments to reconcile net income
(loss) to net cash (used in)
provided by operating activities-
Depreciation and amortization               441,072      759,420      591,524
Write-down of assets related to
restructuring                                     -            -    1,080,050
Changes in assets and liabilities-
Accounts receivable                      (5,773,041)   2,176,656      941,107
Inventories                              (1,453,438)  (1,678,940)  (1,950,859)
Deferred tax asset                         (425,790)           -     (755,230)
Other current assets                       (297,827)    (850,292)  (1,128,057)
Accounts payable                             72,957     (724,740)     769,208
Accrued expenses                         (1,014,483)     347,837      700,224
Deferred revenue                            713,703    1,656,076     (320,012)

Net cash (used in) provided by
operating activities                     (1,871,269)   8,316,299   (4,703,743)

Cash Flows from Investing Activities:
Purchase of property and equipment         (533,034)    (836,893)    (359,219)
Purchases of investments                (11,650,261) (12,384,948)  (9,479,733)
Maturities of investments                 3,999,000    9,629,000   10,730,000
(Increase) decrease in other assets         109,620   (1,298,336)     (25,293)

Net cash (used in) provided by
investing activities                     (8,074,675)  (4,891,177)     865,755

Cash Flows from Financing Activities:
Net proceeds from sale of common stock   24,823,493            -            -
Proceeds from exercise of stock
purchase warrants                            32,960       84,756            -
Redemption of Series A and Series C
preferred stock                          (5,780,650)           -            -
Proceeds from exercise of stock
options (including tax benefit)             812,569      473,681      253,747
Purchase of treasury stock                        -            -     (346,562)
Payments on capital lease obligations       (32,522)           -            -

Net cash provided by (used in)
financing activities                     19,855,850      558,437      (92,815)

Net Increase (Decrease) in Cash and
Cash Equivalents                          9,909,906    3,983,559   (3,930,803)

Cash and Cash Equivalents, beginning
of period                                 1,661,724   11,571,630   15,555,189

Cash and Cash Equivalents, end of
period                                  $11,571,630  $15,555,189  $11,624,386

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for-
Interest                                    $ 2,040      $     -    $       -
Income taxes                             $1,772,500   $2,325,033       $6,200

Supplemental Disclosure of Noncash
Investing and Financing Activities:
Conversion of Series B and D
preferred stock into common stock        $5,045,850     $      -       $    -


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

   On October 4, 1999, the Company entered into an agreement whereby the Company would be acquired by PerkinElmer, Inc. (formerly known as EG&G, Inc.) a global technology company that provides products and systems to the medical, pharmaceutical, telecommunications, semiconductor, aerospace, photographic and other markets. The transaction will take the form of a stock merger in which stockholders of the Company will receive one share of PerkinElmer common stock for each 6.2 shares of the Company's common stock. Based on PerkinElmer's stock price on the date of the transaction, this transaction would be valued at approximately $62.5 million, or $6.25 per share. This transaction is subject to shareholder approval.

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

       During fiscal years 1997, 1998 and 1999, the Company recognized revenue of approximately $821,000, $2,699,000 and $1,207,000, respectively, under two separate research and development grants from an agency of the U.S. government to pursue certain explosives detection research. The Company recognizes revenue under these grants as services are rendered, provided that the government has appropriated sufficient funds for the work. The Company retains rights to all technological discoveries and products resulting from these efforts.

       Deferred revenue represents amounts received from customers for products and services in advance of revenue recognition.

   (c)Cash and Cash Equivalents and Investments

       The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, investments that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value, and are classified as held-to-maturity. The Company has deemed all of its investments to be held-to-maturity, which total approximately $25,477,000 and $17,879,000 at September 30, 1998 and
       September 30, 1999, respectively.

       Cash equivalents are highly liquid investments with original
       maturities  of  three  months  or  less  at  the   time   of
       acquisition.   As  of September 30, 1998 and  September  30,
       1999,  there  was approximately $15,070,000 and  $8,722,000, respectively, in cash equivalents consisting of funds held in money market accounts, certificates of deposit, municipal bonds and repurchase agreements with overnight maturities. Short-term investments have maturities of greater than three months but less than one year. Investments with maturities of greater than one year have been classified as long-term investments. As of September 30, 1999, the Company had long-
       term   investments  of  approximately  $1,084,000.   As   of
       September 30, 1998 the Company had no long-term investments.

   (d)Concentration of Credit Risk and Significant Customers

       SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. The Company places its investments in several financial institutions. The Company has not experienced any material losses on these investments to date. The Company has not experienced any material losses related to receivables from individual customers or groups of customers from any geographic region or in the baggage security and inspection industry.

       During fiscal 1997, the Company entered into forward foreign exchange contracts to hedge certain receivables denominated in a foreign currency. The purpose of this hedging activity was to protect the Company from the risk that dollar cash flows from such receivables would be adversely affected by changes in exchange rates. The Company does not engage in speculative hedging practices. Gains and losses on forward foreign exchange commitments are deferred and recognized in revenue in the same period as the hedged transactions. As of September 30, 1998 and 1999, the Company had approximately $412,000 and $409,000 of receivables denominated in foreign currencies. In accordance with SFAS No. 105, these contracts were marked to market. The Company did not have any forward foreign exchange contracts at September 30, 1998 or September 30, 1999.

       The Company received greater than 10% of total revenues from the following customers during the years ended September 30, 1997, 1998 and 1999:


                             Years Ended September 30,
                    Customer    1997      1998      1999

                       A          39%       42%       13%
                       B          19        12        *
                       C          27        *         *
                       D          *         16        *
                       H          *         *         16
                       I          *         *         11
                       J          *         *         16

               * Revenues derived from these customers were less than 10% of the Company's total.

       The  Company  had accounts receivable balances greater  than
       10%   of   total  accounts  receivable  from  the  following
       customers as of September 30, 1998 and 1999:

                         September 30,
          Customer      1998      1999

              A          26%        *%
              B           *        11
              D           *        15
              E          19         *
              F          11         *
              G          19         *
              H           *        13
              J           *        30


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

   (f)Translation of Foreign Currencies

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

       The Company had sales of approximately $8,044,000, $6,804,000 and $2,815,000 denominated in foreign currencies during 1997, 1998 and 1999, respectively. The Company recognized  a  loss  of approximately  $47,000,  a  gain  of approximately $36,000 and a loss of approximately $92,000, related to such foreign currency transactions in 1997, 1998 and 1999, respectively, which are included in other income
       (loss)  in  the  accompanying  consolidated  statements   of
       operations.

   (g)Inventories

       Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                    September 30,
                                1998            1999

    Raw materials         $4,061,775      $3,634,859
    Work-in-process        1,440,435       1,619,465
    Finished goods         2,371,826       4,570,571

                          $7,874,036      $9,824,895

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

      Assets                            Estimated
  Classification                        Useful Life

Machinery and equipment                 5 years
Leasehold improvements                  Life of lease
Furniture and fixtures                  7 years


   (i)Other Assets

       During   1998,   the  Company  entered  into  an   exclusive
       technology  license  agreement.  Under  the  agreement,  the
       Company   paid  $1,250,000  for  the  exclusive   right   to
       manufacture, use or sell the licensed technology for a three-year period, with a nonexclusive right for the remainder of the life of the patents. The Company also has the option to
       extend  the exclusive rights beyond three years.   Upon  the
       ultimate  commercialization of the technology,  the  Company will  be  required  to pay royalties on  sales  of  products
       incorporating  the  licensed technology,  as  defined.   The
       license fee was included in other assets in the accompanying consolidated balance sheets and was being amortized over a period of five years. At September 30, 1998, the Company
       had   recorded  accumulated  amortization  of  approximately
       $250,000 related to this asset. During the second quarter of fiscal year 1999, the Company implemented a restructuring plan and abandoned this technology. Accordingly, the net book value of this license agreement was written off (see
       Note 2).

       Other assets also consists of long-term investments, deposits and patent costs, which are being amortized over 10 years using the straight-line method. The Company periodically assesses the realizability of long-lived assets, including intangible assets such as patent costs and license fees, in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. The Company has not recorded any impairment of its intangible assets to date, other than the restructuring charge described above and in Note 2 to the consolidated financial statements.

   (j)Net Income (Loss) per Share

       The Company applies SFAS No. 128, Earnings per Share. This statement established standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock.

       Basic earnings per share was determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net income (loss) by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potential common stock. Potential common stock includes common stock options and warrants to purchase common stock to the extent their effect is dilutive. Basic net loss per share is the same as diluted net loss per share for the year ended September 30, 1999 as the effects of the potential common stock are antidilutive.

       The calculations of basic and diluted weighted average shares outstanding are as follows:

                                         Years Ended September 30,
                                        1997        1998        1999

        Basic weighted average
        shares outstanding         7,547,964   9,684,975   9,911,282
        Weighted average
        potential common stock     2,290,336     566,454           -

        Diluted weighted average
        shares outstanding         8,838,300  10,251,429   9,911,282

       Diluted weighted average shares outstanding do not include approximately 114,000, 503,000, and 1,266,000 shares of potential common stock for the years ended September 30, 1997, 1998 and 1999, respectively, as their effect would be antidilutive.

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

   (m)  Recent Accounting Pronouncements

       In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. As the Company does not currently engage in derivatives or hedging transactions, there will be no current impact to the Company's results of operations, financial position or cash flows upon the adoption of SFAS No. 133.

   (n)  Reclassifications

       Certain reclassifications have been made to prior year financial statements to conform with the current year presentation.

(2)  Restructuring and Asset Write-Down

   In the second quarter of fiscal 1999, the Company implemented a restructuring plan that included the shutdown of a development facility and the abandonment of certain technology (see Note 1(i)), resulting in a nonrecurring charge of approximately $1.2 million. The restructuring included a $1.1 million write-off of unamortized license fees and fixed assets related to an abandoned technology, $76,000 of lease termination and certain other contractual termination costs and $52,000 of severance costs for terminated research and development personnel.

   The total cash impact of the restructuring amounted to approximately $128,000, of which $116,000 has been paid as of September 30, 1999. As of September 30, 1999, approximately $12,000 of accrued restructuring costs remained. The accrued restructuring costs are expected to be paid by the end of first quarter of fiscal 2000.

   During the second quarter of fiscal 1999, the Company also implemented a costs cutting plan to reduce operating costs. The cost cutting plan included a 10% workforce reduction, the cost of which has not been included in the restructuring, described above. The costs associated with the workforce reduction were paid by March 31, 1999 and are included in the accompanying consolidated statements of operations in cost of revenues, research and development, selling and marketing, and general and administrative expenses.

(3)  Income Taxes

   The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, the objective of which is to recognize the amount of current and deferred income taxes at the date of the financial statements as a result of all differences in the tax basis and financial statement carrying amount of assets and liabilities, as measured by enacted tax laws.

   The approximate income tax effect of each type of temporary difference and carryforward is as follows:


                                        September 30,
                                   1998               1999

  Research and development
   credit carryforwards         $32,000           $220,000
  Nondeductible accruals        331,000            423,902
  Nondeductible reserves        223,000            387,008
  State net operating loss
   carryforwards                      -            150,502
  Intangible assets                   -            154,167
  Other temporary differences    20,790             25,511

   Net deferred tax asset      $606,790         $1,362,020

   Under SFAS No. 109, Accounting for Income Taxes, the Company recognizes a deferred tax asset for the future benefit of its temporary differences if it concludes that it is more likely than not that the deferred tax asset will be realized.

   A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                       Years Ended September 30,
                                        1997     1998     1999

Income tax provision (benefit)
at federal statutory rate               34.0%    34.0%   (34.0)%
Increase (decrease) in tax
resulting from-
  State tax provision, net of
  federal benefit                        3.2      1.9      2.0
  Foreign sales corporation benefit     (5.0)    (3.5)       -
  Reduction in valuation allowance      (1.2)       -        -
  Research and development tax
  credit utilized                       (3.8)    (3.3)       -
  Other                                 (0.2)     0.9      2.0

    Effective tax rate                  27.0%    30.0%   (30.0)%


  The provision for income taxes in the accompanying consolidated statements of operations consists of the following:

                     Years Ended September 30,
                          1997             1998            1999
     Federal-
      Current       $2,173,335        2,767,389      (1,241,293)
      Deferred        (224,000)               -        (447,304)

                     1,949,335        2,767,389      (1,688,597)
     State-
      Current          271,000           71,000          65,000
      Deferred         (27,000)               -        (307,926)

                       244,000           71,000        (242,926)

                    $2,193,335       $2,838,389     $(1,931,523)

(4)  Line of Credit

   The Company had an unsecured demand line of credit with a bank for $5,000,000 that expired in June 30, 1999. There were no amounts outstanding under this line at September 30, 1998 or September 30, 1999. Subsequent to year end, the Company secured a $3.0 million bank line of credit which expires in February 2000. The line of credit bears interest at the bank's prime rate (8.25% at September 30, 1999).

(5)  Stockholders' Equity

   (a)  Preferred Stock

       In December 1996, the Company's Board of Directors authorized the issuance of up to 1,000,000 shares of undesignated $.01 par value preferred stock, the rights and privileges of which are to be determined by the Company's Board of Directors. There are no preferred shares outstanding as of September 30, 1998 and September 30, 1999.

   (b)Initial Public Offering

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

   (c)Common Stock

       The Company has authorized 30,000,000 shares of $.01 par value common stock. The Company has reserved the following number of common shares as of September 30, 1999:

                Exercise of stock purchase warrants    53,680
                Exercise of stock options           1,601,120

                                                    1,654,800


   (d)Stock Repurchase Plan

       On January 5, 1999, the Company announced that its board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock for an aggregate purchase price not to exceed $8 million. The repurchases will be made from time to time on the open market or in private transactions determined by the Company's management and funded out of the Company's working capital. During the year ended September 30, 1999, the Company repurchased a total of 95,000 shares at cost for a total of $346,562, which are included as treasury stock in the accompanying consolidated financial statements.

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

        The 1996 Equity Incentive Plan

        In October 1996, the Company approved the 1996 Equity Incentive Plan (the 1996 Equity Plan) for which the Company reserved shares for the granting of options to purchase up to 750,000 shares of the Company's common stock.

        The 1996 Nonemployee Director Stock Option Plan

        In October 1996, the Company approved the 1996 Nonemployee Director Stock Option Plan (the Director Plan) for which the Company has reserved shares for the granting of options to purchase up to 125,000 shares of the Company's common stock.

        The 1999 Equity Incentive Plan

        In February 1999, the Company approved the 1999 Equity Incentive Plan ( the 1999 Equity Plan), for which the Company has reserved shares for the granting of options to purchase up to 300,000 shares of common stock.

        Repricing

        In October 1998, the Board of Directors authorized a Stock Option Exchange Program (the Program). Under the terms of the Program all current employees excluding executive officers subject to regulation 16(b) had the option to request that the Company cancel their existing options and replace them with a new option. Options for a total of
        262,650 shares were surrendered under the Program by employees and exchanged for new options at the new option exercise price and vesting schedule. The new exercise price was equal to the fair market value of the Company's common stock on October 13, 1998, or $4.44. These repriced options are reflected as grants and cancellations in the stock activity below.

        As of September 30, 1999, there were 394,120 options available for future grants under all plans. A summary of stock option activity under all plans is as follows:

                                                Shares     Price per Weighted
                                                             Share   Average
                                                                     Exercise
                                                                      Price

       Outstanding, September 30, 1996          856,900  $ .10-$3.00  $  .78
       Granted                                  386,050   9.50-17.00   14.27
       Exercised                               (333,800)    .10-3.00     .46
       Terminated                               (20,450)    .50-3.00    1.15

       Outstanding, September 30, 1997          888,700     .10-17.00   6.75
       Granted                                  225,950     .01-14.88  12.77
       Exercised                               (159,110)    .01-11.00    .60
       Terminated                              (148,890)    .50-16.75  11.08

       Outstanding, September 30, 1998          806,650     .10-17.00   8.85
       Granted                                  908,700    2.25-6.50    4.18
       Exercised                               (145,950)    .10-4.44    1.34
       Terminated                              (357,400)   1.00-16.75  11.67

       Outstanding, September 30, 1999        1,212,000   $ .50-$17.00 $5.46

       Exercisable, September 30, 1997          264,540   $ .10-$9.50  $ .65

       Exercisable, September 30, 1999          276,580   $ .10-$17.00 $4.33

       Exercisable, September 30, 1999          369,610   $ .50-$17.00 $5.18


During fiscal 1998 and 1999, the Company issued an option to purchase 10,000 and 47,500 shares of common stock to employees at a price below fair market. All other options were issued at the fair market value at the grant date. The Company recorded the difference between the grant price and fair market value as compensation.

The range of exercise prices for options outstanding and options exercisable at September 30, 1999 are as follows:

           Weighted   Options Outstanding       Options Exercisable
           Average
           Remaining
          Contractual
             Life
          (in years)
Range of               Number   Weighted   Number   Weighted
Exercise                        Average             Average
 Price                          Exercise            Exercise
                                 Price               Price

$0.50-$1.00   4.79     167,650   $  0.76   135,450   $  0.71
$2.25-$4.00   8.57     196,250      3.07    89,900      3.56
$4.31-$4.44   8.79     644,600      4.42    64,260      4.44
$5.06-$11.50  8.82      16,000     10.14    12,500     11.50
$13.88-$13.88 8.02      75,000     13.88    15,000     13.88
$16.25-$17.00 7.35     112,500     16.33    52,500     16.43

Total         8.02   1,212,000   $  5.46   369,610   $  5.18

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

The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options and warrants granted to employees of the Company in fiscal 1997, 1998 and 1999 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used to calculate the SFAS No. 123 pro forma disclosure and the weighted average information for 1997, 1998 and 1999 are as follows:

                                Years Ended September 30,
                                1997      1998      1999

   Risk-free interest rate      6.01%     5.52%     6.23%
   Expected dividend yield         -         -         -
   Expected lives (in years)     4.9       4.7       4.2
   Expected volatility            52%       67%       80%

   Weighted-average
    grant date fair
    value of options
    granted during
    the year                   $7.16     $8.08     $2.61

        The pro forma effect of applying SFAS No. 123 for all options and warrants granted to employees of the Company in 1997, 1998 and 1999 would be as follows:

                            Years Ended September 30,
                       1997           1998            1999

Net income-
As reported      $5,865,578     $6,630,282     $(4,631,698)
Pro forma         5,104,357      5,382,540      (6,631,223)

Net income per share-
Basic-
As reported        $   0.78        $  0.68        $  (0.47)
Pro forma              0.68           0.56           (0.64)
Diluted-
As reported        $   0.60        $  0.65        $  (0.47)
Pro forma              0.52           0.53           (0.64)

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

   (f)Stock Purchase Warrants

       As of September 30, 1999, the Company had an outstanding warrant to purchase 53,680 shares of common stock for $1.50 per share. On October 27, 1999, the stock purchase warrant was exercised, resulting in a net issuance of 37,675 shares of common stock.

   (g)Shareholder Purchase Rights Plan

       In October 1998, the Company's Board of Directors adopted a Shareholder Protection Rights Plan declaring a dividend of one right for each share of the Company's common stock outstanding at the close of business on October 27, 1998. The rights entitle the Company's shareholders to purchase one one-thousandth of a share of a series of junior participating preferred stock of the Company at an exercise price of $60.00, subject to adjustment. The rights will not be exercisable until a subsequent distribution date which will occur if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or announces a tender or exchange offer that would result in a group owning 15% or more of the Company's common stock. Subject to certain limited exceptions, if a person or group acquires beneficial ownership of 15% or more of the Company's outstanding common stock, each holder of a right (other than the 15% holder whose rights become void once such holder reaches the 15% threshold) will thereafter have a right to purchase, upon payment of the purchase price of the right, that number of shares of the Corporation's common stock, which at the time of such transaction will have a market value equal to two times the purchase price of the Right. In the event that, at any time after a person or group acquires 15% or more of the Company' common stock, the Company is acquired in a merger or other business combination transaction of 50% or more of its consolidated assets or earning power are sold, each holder of a right will thereafter have the right to purchase, upon payment of the purchase price of the right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the purchase price of the right. The Board of Directors of the Company may exchange the rights (other than rights owned by such person or group which have become void), in whole or in part, at an exchange ratio of one share of common stock per right (subject to adjustment). At any time prior to the time  any  person  or  group acquires 15%  or  more  of  the
       Company's common stock, the Board of Directors of the Company may redeem the rights in whole, but not in part, at a price of $0.001 per right. The rights will expire on October 13, 2008 unless earlier redeemed or exchanged. In connection with the PerkinElmer acquisition, the rights were not exercised.

(6)   Disclosures  About  Segments of  an  Enterprise  and  Related
Information

   The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in the fiscal year ended September 30, 1999. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is a combination of the Chief Executive Officer and the Chief Financial Officer. Based on the criteria established by SFAS No. 131, the Company currently has one
   reportable   operating  segment,  the  results  of   which   are
   disclosed    in   the   accompanying   consolidated    financial
   statements.

   A summary of the Company's revenues by geographic region is as follows:

                             September 30,
                        1997     1998     1999

United Kingdom            44%      43%      40%
United States              -       22       27
Greece                     -        -       11
Scotland                   -        5        4
Malaysia                  27        2        3
Hong Kong                 19        -        -
France                     -        6        -
China                      -       12        -
Other                     10       10       15

Total                    100%     100%     100%

   Substantially all of the Company's assets are located in the United States.

(7)  Related Party Transactions

   (a)Management Services Agreement

       The Company has an agreement with Hologic, Inc. (Hologic), an affiliated company, whereby Hologic provides management, administrative and support services. The Company paid Hologic for all direct costs incurred, as well as a portion of Hologic's overhead costs, as defined, representing a pro rata portion of costs attributable to the Company. Expenses charged to operations under these agreements were approximately $112,000, $138,000and $258,000 in fiscal 1997,
       1998, and 1999, respectively. Approximately $27,000 and $78,000 had not been paid as of September 30, 1998 and September 30, 1999, respectively, under the management services agreement.

   (b)License and Technology Agreement

       The Company has an agreement with Hologic whereby the Company has a perpetual, exclusive, worldwide license to utilize certain of Hologic's technology and patents for the purpose of developing the Company's X-ray screening security systems for explosives, drugs, currency and other contraband (the Exclusive License). In September 1996, this license was amended to grant the Company a nonexclusive license to utilize these patents and technology for certain new product development for other applications (the Nonexclusive License). Royalty payments to Hologic under the Exclusive License are 5% of revenues, as defined, on the first $50 million in sales; thereafter, payments are 3% on revenues up to $200 million, with no royalty payments on aggregate
       revenues  in  excess  of  $200 million.   During  1997,  the
       Company reduced its royalty payments to 3% under the Exclusive License upon achievement of cumulative revenues in excess of $50 million. Royalty payments under the Nonexclusive License are 3% on sales up to $200 million, with no royalty payments on aggregate revenues in excess of $200 million. The agreement terminates by mutual agreement of the two parties or upon certain other defined circumstances. During fiscal 1997, 1998 and 1999, the Company incurred royalty expenses under the Exclusive License of approximately $988,000, $1,014,000 and $384,000, respectively, of which approximately $504,000 and $237,000 had not been paid as of September 30, 1998 and September 30, 1999, respectively. To date, the Company has not incurred any royalty expenses under the Nonexclusive License. In connection with the acquisition of the Company by PerkinElmer, PerkinElmer has agreed to pay Hologic $2.0 million, plus royalties accrued through September 30, 1999, in exchange for termination of future royalties.

(8)  Profit-Sharing 401(k) Plan

   The Company has a qualified profit-sharing plan covering substantially all of its employees. Contributions to the plan are at the discretion of the Company's Board of Directors. The Company has recorded approximately $74,000, $133,000 and $33,000 as a provision for profit-sharing contribution for fiscal 1997, 1998 and 1999, respectively.

(9)  Commitments and Contingencies

   (a)Operating Leases

       The Company is renting the facilities under operating leases which expire through June 2003. The Company's future minimum lease payments under all operating leases as of September 30, 1999 are as follows:

                Year                Amount

                2000               $710,000
                2001                449,000
                2002                265,000
                2003                207,000

                                 $1,631,000

       Rent expense charged to operations for fiscal 1997, 1998 and 1999 was approximately $438,000, $525,000 and $574,000, respectively.


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

   (c)Patent License Agreement

       During fiscal 1996, the Company entered into a patent license agreement for the exclusive license of certain explosives detection technology. Under this agreement, the Company is required to pay aggregate royalties of up to $1,000,000 based on net sales, as defined. During fiscal 1997, 1998 and 1999, the Company incurred approximately $97,000, $112,000 and $9,000 respectively, of royalty expense related to this agreement.

   (d)Joint Development and Royalty Agreement

       During fiscal 1997, the Company entered into a joint development and royalty agreement for the development of certain explosives detection technology. Under the terms of the agreement, the Company is required to pay a royalty of $3,000 per unit sold of the developed product, as defined. During 1998, the Company prepaid royalties in the amount of approximately $500,000, which they are amortizing as the royalties are incurred. At September 30, 1998 and 1999, approximately $414,000 and $186,000, respectively, of prepaid royalties are included in other current assets in the accompanying consolidated balance sheets. For the year ended September 30, 1998 and 1999, the Company incurred $87,000 and $228,000, respectively, in royalty expenses. No royalty expenses were incurred for the year ended September 30, 1997.

(10) Accrued Expenses

   Accrued   expenses  in  the  accompanying  consolidated  balance
   sheets consist of the following:

                                           September 30,
                                        1998          1999

Payroll and payroll-related         $907,959      $891,189
Accrued warranty                     798,000       798,000
Accrued royalties                    537,782       236,842
Accrued legal                         50,323       111,651
Accrued and deferred income taxes    392,640       788,679
Accrued contracts                          -       141,463
Other accrued expenses                79,564       498,668

                                  $2,766,268    $3,466,492




                         LIST OF EXHIBITS


Exhibit                                             Reference
No.

2.01       Merger Agreement between the Company        A**
           and the Company's Massachusetts
           predecessor

2.02       Agreement and Plan of Merger among          E**
           EG&G, Inc. (now Perkin Elmer), Venice
           Acquisition Corp. and Vivid
           Technologies, Inc. dated October 4,
           1999

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

4.05       Amendment No. 1 to Rights Agreement,        F**
           dated as of October 4, 1999

10.01      Contract for the Manufacture, Supply,       A**
           Installation and Commissioning of
           Hold Baggage Screening Equipment
           between the Company and BAA plc.

10.02      Distribution and Development                A**
           Agreement between the Company and
           Gilardoni S.p.A.

10.02a     Memorandum of Understanding between         B**
           Gilardoni S.p.A. and the Company

10.02b     Points of Agreement by and between          G**
           the Company and Gilardoni S.p.A.
                                                    (Filed as
                                                  Exhibit 10.05
                                                     therein)

10.02c     Agreement for Vivid Distribution,           G**
           Manufacture, License and Purchase of
           Gilardoni Products (System and FEP       (Filed as
           Platform), by and between the Company  Exhibit 10.06
           and Gilardoni S.p.A                       therein)

10.02d     Agreement for Gilardoni Distribution,       G**
           Manufacture, License and Purchase of
           Vivid Products (Operator Console &       (Filed as
           Systems), by and between the Company   Exhibit 10.07
           and Gilardoni S.p.A                       therein)

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

10.08a     1999 Equity Incentive Plan of the           H**
           Company*

10.09      Facility lease between the Company          A**
           and Cummings Properties Management,
           Inc.

10.09a     Facility lease between the Company          D**
           and Cummings Properties Management,
           Inc.

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

10.19      Amended and Restated Demand Line of         D**
           Credit Note

10.20      Agreement by and between the Company        G**
           and Herbert Janisch*
                                                    (Filed as
                                                  Exhibit 10.01
                                                     therein)

10.21      Agreement by and between the Company        G**
           and Ambassador L. Paul Bremer, III*
                                                    (Filed as
                                                  Exhibit 10.02
                                                     therein)

10.22      Promissory Note and Stock Pledge            G**
           Agreement of Kristoph D. Krug in
           favor of the Company                     (Filed as
                                                  Exhibit 10.03
                                                     therein)

10.23      Promissory Note and Stock Pledge            G**
           Agreement of Daniel J. Silva in favor
           of the Company*                          (Filed as
                                                  Exhibit 10.04
                                                     therein)

10.24      Agreement by and between the Company   Filed herewith
           and James J. Aldo dated as of June 4,
           1999*

10.25      Agreement by and between the Company   Filed herewith
           and Daniel J. Silva dated as of June
           4, 1999*

10.26      Agreement by and between the Company   Filed herewith
           and William J. Frain dated as of June
           4, 1999*

10.27      Amendment #1 to Management Services    Filed herewith
           Agreement with Hologic

10.28      Termination Agreement with Hologic     Filed herewith

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

D Incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1998. The number set forth herein is the number of the Exhibit in said Form 10-K.

E Incorporated by reference to the Company's Definitive Proxy Statement dated December 6, 1999 filed as exhibit A therein.

F Incorporated by reference to the Company's Form 8-K filed on October 8, 1999, filed as exhibit number 4.01 therein.

G Incorporated by reference to the Company's Form 8-K filed on October 12, 1999.

H Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1999, filed as exhibit number 10 therein.

*    Management contract or compensatory plan or arrangement.

** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.